Form 10QSB
period 2000-09-30
DYNAMOTIVE TECHNOLOGIES CORP
filed 2000-11-14
CIK 941625

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission File Number: 0-27524

--------------------------------------------------------------------------------
                       DYNAMOTIVE TECHNOLOGIES CORPORATION
        (Exact name of small business issuer as specified in its charter)
--------------------------------------------------------------------------------


          British Columbia                                       N/A
-----------------------------------                   --------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                        Suite 105 - 1700 West 75th Avenue
                    ----------------------------------------
                             Vancouver, B.C. V6P 6G2
                    (Address of principal executive offices)

                                 (604) 267-6000
                           --------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


        Class                              Outstanding as at September 30, 2000
    ---------------------------------------------------------------------------
    Common Stock, no par value                      35,285,184


Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following financial statements have been prepared in accordance with accounting principles generally accepted in Canada. While adhering to these Canadian accounting principles results in financial statements disclosing an information content substantially similar to financial statements that comply with United States generally accepted accounting principles, there are material variations in the two country's accounting principles, practices and methods used. Reference should be made to the notes that accompany the Company's financial statements as well as to Note 15 of the Company's annual report on Form 10-KSB which discusses the material variations in the accounting principles in Canada as compared to those followed in the United States.



     Interim Financial Statements                              Page

     Consolidated Balance Sheet                                4
     Consolidated Statement of Loss and Deficit                5
     Consolidated Statement of Cash Flow                       6
     Notes to Interim Financial Statements                     7-15


                        CONSOLIDATED FINANCIAL STATEMENTS
                        (in U.S. dollars)


                        DYNAMOTIVE TECHNOLOGIES CORPORATION




                        SEPTEMBER 30, 2000

DYNAMOTIVE TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                               (in U.S. dollars)


                                                      SEPTEMBER 30,     December 31,
                                                          2000              1999
                                                            $                 $
------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and term deposits                                2,128,402            223,769
Accounts receivable                                     215,643            384,743
Government grants receivable                            271,886            158,942
Inventory                                                 2,794             37,950
Prepaid expenses and deposits                           342,925            129,530
------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  2,961,650            934,934
------------------------------------------------------------------------------------

Capital assets                                        1,263,570            848,292
Patents                                                 746,779            529,209
------------------------------------------------------------------------------------
                                                      4,971,999          2,312,435
====================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                434,128            437,631
Deferred Revenue                                        293,400            265,124
Current portion of long-term debts                      282,061            190,095
Lease Obligations                                         7,972                 --
------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             1,017,561            892,850
Long-term debt                                               --                 --
------------------------------------------------------------------------------------
                                                      1,017,561            892,850
------------------------------------------------------------------------------------
Commitments and contingencies [note 3(c)]
SHAREHOLDERS' EQUITY
Shares to be issued                                     326,513             36,912
Share capital, net [note 3]                          20,564,162         15,461,939
Contributed surplus                                     409,030            409,030
Cumulative translation adjustment [note 2]             (361,688)          (310,385)
Deficit                                             (16,983,579)       (14,177,911)
------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                            3,954,438          1,419,585
------------------------------------------------------------------------------------
                                                      4,971,999          2,312,435
====================================================================================


See accompanying notes

DYNAMOTIVE TECHNOLOGIES CORPORATION

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

                                                               (in U.S. dollars)



                                                 THREE MONTHS     Three months   NINE MONTHS     Nine Months
                                                    ENDED            ended          ENDED           ended
                                                 SEPTEMBER 30,    September 30,  SEPTEMBER 30,   September 30,
                                                     2000             1999           2000            1999
                                                       $                $              $               $
--------------------------------------------------------------------------------------------------------------
REVENUE
Sales                                               138,760           369,015        584,511        789,752
Interest and other income                            40,455             7,150         92,609         21,941
--------------------------------------------------------------------------------------------------------------
                                                    179,215           376,165        677,120        811,693
--------------------------------------------------------------------------------------------------------------

EXPENSES
Amortization and depreciation                        73,841            60,012        218,937        205,946
Amortization of prepaid expenses                         --                --             --         88,801
Cost of sales                                        94,340           277,620        371,346        651,183
Research and development                             66,623(2)         55,077        237,648        232,787
Interest expense                                     12,370             1,064         19,597          1,752
Marketing                                           135,227           119,693        600,085        303,644
Office supplies, telephone and insurance(1)         109,272            60,376        169,789        146,988
Professional fees                                    12,601            40,598        193,919        167,481
Professional fees on convertible debenture
     settlement                                          --                --             --         46,244
Royalties                                             3,613            21,279         21,865         22,787
Rent                                                 64,836            32,525        133,767         95,684
General and administrative salaries
     and benefits [note 7]                          352,435           255,206      1,140,979        725,158
Severance costs                                          --                --             --         82,122
--------------------------------------------------------------------------------------------------------------
                                                    925,158           923,450      3,107,932      2,770,577
--------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                               (745,943)         (547,285)    (2,430,812)    (1,958,884)

OTHER REVENUE & EXPENSES
Board compensation & staff bonus [note 7]                --                --        276,665             --
Overtime settlement expenses [note 7]                    --                --         65,616             --
SAR Redemption [note 7]                               7,960                --          7,960             --
Loss on disposal of equipment                            --             5,802         24,615          5,802
--------------------------------------------------------------------------------------------------------------
                                                      7,960             5,802        374,856             --
--------------------------------------------------------------------------------------------------------------
LOSS FOR THE PERIOD                                (753,903)         (553,087)    (2,805,668)    (1,964,686)

Deficit, beginning of period                    (16,229,676)      (13,144,578)   (14,177,911)   (11,732,980)
--------------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                          (16,983,579)      (13,697,665)   (16,983,579)   (13,697,666)
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        34,048,212        23,020,981     32,138,953     20,552,431
--------------------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE                                 (0.02)            (0.02)         (0.09)         (0.10)
==============================================================================================================


(1)  Office expenses include unrealized foreign currency exchange loss/(gain)

(2)  Shown net of government grant

See accompanying notes

DYNAMOTIVE TECHNOLOGIES CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (in U.S. dollars)


                                                      THREE MONTHS   Three months   NINE MONTHS     Nine Months
                                                          ENDED          ended         ENDED           ended
                                                      SEPTEMBER 30,  September 30,  SEPTEMBER 30,  September 30,
                                                          2000           1999           2000           1999
                                                            $              $              $              $
----------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Loss for the period                                     (753,903)     (553,088)     (2,805,668)     (1,964,686)
Add items not involving cash:
  Amortization and depreciation                           73,841        60,012         218,937         205,946
  Non-cash expenses                                      126,906            --         705,759              --
Net change in non-cash working capital
  balances related to operations [note 4]                (46,531)       28,300         (73,974)         22,296
----------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                       (599,687)     (464,776)     (1,954,946)     (1,736,444)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
New borrowing/Retirement of debt                         (24,336)           --          91,966              --
Long-term debt                                                --       (31,381)             --         (25,727)
Lease Obligations                                         (1,136)           --           7,972              --
Convertible debentures retired                                --            --              --      (1,480,000)
Share capital issued                                       8,000       141,731       4,436,129       2,510,880
Share subscription deposit                                    --      (117,432)             --         132,568
----------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                    (17,472)       (7,082)      4,536,067       1,137,721
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in patents costs                                (18,748)         (245)        (29,280)        (19,982)
Purchase of capital assets (net of grants)              (316,293)      (16,745)       (596,793)        (74,671)
Sale of Equipment                                             --         1,142              --           1,142
----------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                       (335,041)      (15,848)       (626,073)        (93,511)
----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                   26,725       (28,943)        (50,415)          3,351
----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash
  and cash equivalents                                  (925,475)     (516,649)      1,904,633        (688,883)
Cash and cash equivalents,
  beginning of period                                  3,053,877       973,651         223,769       1,145,886
----------------------------------------------------------------------------------------------------------------
CASH AND TERM DEPOSITS, END OF PERIOD                  2,128,402       457,002       2,128,402         457,003
================================================================================================================

See accompanying notes

DYNAMOTIVE TECHNOLOGIES CORPORATION

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2000                                             (in U.S. dollars)

1. NATURE OF BUSINESS

DynaMotive Technologies Corporation was incorporated on April 11, 1991 under the laws of the Province of British Columbia. Since its inception the Company has been engaged in the process of commercializing several new technologies that are in various stages of development.

Successful completion of the Company's product development program, and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to continue its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure. Management intends to obtain this financing primarily through the offering of securities and other forms of financing. However, there can be no assurance that the Company will be able to obtain such financing, which may impact the Company's ability to continue as a going concern. While the Company believes that it has sufficient operating revenue and cash reserves to fund ongoing operations for the year 2000, it is in the process of seeking additional funding in connection with further development for its BioOil division.

2. SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the unaudited quarterly consolidated financial statements reflect all adjustments consisting only of normal and recurring adjustments necessary to present fairly the financial position at September 30, 2000 and the results of operations and changes in cash flow for the nine months ended September 30, 2000, in accordance with accounting principles generally accepted in Canada.

These financial statements should be read in conjunction with the Company's financial statements and notes thereto related to the year ended December 31, 1999.

FOREIGN CURRENCY TRANSLATION

The accounts of the Company and its consolidated subsidiaries are measured using the Canadian dollar as the functional currency. Assets and liabilities are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, while the share capital and contributed surplus accounts are translated at historical exchange rates. Revenues and expenses are translated using weighted average exchange rate during the period. Gains and losses resulting from this process are recorded in shareholders' equity as an adjustment to the cumulative translation account.

DYNAMOTIVE TECHNOLOGIES CORPORATION

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2000                                             (in U.S. dollars)


3. SHARE CAPITAL

                                                                  SEPTEMBER 30,       December 31,
                                                                      2000                1999
                                                                        $                   $
--------------------------------------------------------------------------------------------------

AUTHORIZED

100,000,000 common shares
100,000,000 preferred shares Class A with $5.00 par value


ISSUED AND OUTSTANDING

35,285,184  [December 31, 1999 - 24,617,402]                       $20,564,162        $15,461,939

--------------------------------------------------------------------------------------------------


(a)  During the first nine months of 2000:

     [i] Pursuant to a private placement on February 11, 2000, the Company issued 7,000,000 common shares for total proceed of $3,500,000.

     [ii] Pursuant to a private placement on February 29, 2000, the Company issued 1,547,300 common shares for $773,650 cash.

     [iii] Pursuant to an private placement during the first quarter, 232,500 shares were issued for $116,250 cash.

     [iv] 368,748 common shares were issued to directors and employees at prices from $0.468 and $0.50 per common share in lieu of cash compensation.

     [v] 1,000,000 restricted common shares were issued pursuant to the purchase of the exclusive worldwide pyrolysis patents from Resource Transforms International, Ltd on February 10, 2000.

     [vi] 184,731 common shares were issued as payment for commercial services based upon reported share prices ranging from $0.50 to $1.00 per common share. 330,703 shares were issued pursuant to the exercise of option with exercise prices ranging from $0.40 to $1.00 per common share. 3,800 shares were issued pursuant to the redemption of employee Stock Appreciation Rights.

DYNAMOTIVE TECHNOLOGIES CORPORATION

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2000                                             (in U.S. dollars)


3. SHARE CAPITAL (CONT'D.)


                                                         $       Number of Shares
---------------------------------------------------------------------------------
SHARE CAPITAL, DECEMBER 31, 1999                    15,461,939      24,617,402


Private placement                                    4,389,900       8,779,800
Shares issued from exercise of options                 167,510         330,703
Shares issued, directors & employees compensation      178,737         368,748
Shares issued, RTI patent purchase                     250,000       1,000,000
Shares issued, for commercial services                 108,116         184,731
Shares issued, redemption of SARs                        7,960           3,800

SHARE CAPITAL, SEPTEMBER 30, 2000
     Common shares without par value                20,564,162      35,285,184

---------------------------------------------------------------------------------


(b) At September 30, 2000 the following stock options to Directors, employees and others were outstanding:


 NO. OF COMMON                   EXERCISE PRICE
SHARES ISSUABLE                        $                   DATE OF EXPIRY
-----------------------------------------------------------------------------------------------
    935,182                          0.40                  October 31, 2000 - December 10, 2004
    525,000                          0.50                  January 31, 2001 - January 31, 2005
    868,569                          1.00                  April 30, 2002 - February 2, 2005
  2,673,400                          1.50                  April 30, 2001 - June 14, 2005
     20,000                          1.95                  June 14, 2005
    115,000                          2.00                  January 31, 2001 - December 19, 2002
     14,400                          2.50                  November 1, 2000
      6,000                          2.75                  December 1, 2002
     10,000                          3.00                  November 30, 2000
     12,000                          3.13                  November 15, 2001
      3,985                          4.00                  October 31, 2002
     50,000                          5.50                  November 12, 2001
-----------------------------------------------------------------------------------------------
  5,233,536
===============================================================================================

Options become exercisable at dates determined by the Board of Directors at the time of granting the option.

DYNAMOTIVE TECHNOLOGIES CORPORATION

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2000                                             (in U.S. dollars)

3. SHARE CAPITAL (CONT'D.)

(c) During 1998, the Company established a stock appreciation rights plan whereby the participants will be entitled to require the Company to redeem the stock appreciation rights ("SARs") for an amount equal to the excess of the market value of the underlying common shares over the initial value of the SAR at the date of grant. The SARs vest as the Company achieves Capitalized Stock Values as defined in the agreement. The Company also has the rights to redeem the SARs at its option under certain circumstances. The number of SARs that can be granted under the plan until December 31, 2008 cannot exceed 2,500,000.

At September 30, 2000, the following stock appreciation rights were outstanding:


                                       INITIAL                         EXPIRATION
SARS OUTSTANDING                        VALUE                             DATE
-------------------------------------------------------------------------------------
    1,255,000                           $0.400                       January 28, 2004
      200,000                           $0.625                       May 1, 2004
      207,500                           $1.000                       May 1, 2004
       75,000                           $1.000                       March 8, 2004
-------------------------------------------------------------------------------------
    1,737,500
=====================================================================================


During the first nine months of 2000, 1,111,667 of the company's 1,742,500 total issued SARs vested, having met the first and second vesting provisions of the company's 1998 SAR Plan as a result of the Capitalized Stock Value of the company exceeding $50 million over a consistent 20-day trading period. The precise amount of the company's liability cannot be established until such time that the SARs are, in fact, redeemed. Based upon the market closing price of $1.97 for the company's shares as at September 30, 2000, the company would have been obligated to pay $1,626,032 if all vested SARs had been redeemed on that date. Under the SAR Plan, the company may elect to make payment of any redemption liability either in cash or with shares. As of the end of the third quarter, the company has redeemed a total of 5,000 vested SARs for a total of $7,960


(d) Warrants outstanding as at September 30, 2000:


                                 NUMBER OF COMMON      EXERCISE              EXPIRATION
                                  SHARES ISSUABLE        PRICE                  DATE
-------------------------------------------------------------------------------------------------
    Series A Warrants(1)                   --           $6.500                  September 9, 2000
    Series B Warrants(2)                   --           $5.375                  September 9, 2000
    Series C Warrants(3)                   --           $4.000                       May 30, 2000
    Series D Warrants                 275,000           $3.000                  December 22, 2000
    Series F Warrants               2,075,000           $1.500      January 1, 2003-March 5, 2005
    Series G Warrants                 300,000           $2.500                      March 1, 2003
    Series H Warrants                  15,000           $1.750                       May 31, 2002
    Series I Warrants                  15,000           $2.500                       May 31, 2002
    Series J Warrants                 880,000           $2.000        July 31, 2002-July 31, 2003
    Series K Warrants                  75,000           $1.500                      July 31, 2003

-------------------------------------------------------------------------------------------------

(1) 1,447,586 of the 1,472,000 Series A Warrants required to be issued, as set out in the Company's Initial Public Offering prospectus dated March 26, 1996, expired on September 9, 2000.

(2)  315,625 Series B Warrants expired on September 9, 2000.

(3)  358,492 Series C Warrants expired on May 30, 2000.

DYNAMOTIVE TECHNOLOGIES CORPORATION


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2000                                             (in U.S. dollars)

4. NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES


                                        THREE MONTHS    Three Months   NINE MONTHS      Nine Months
                                            ENDED           ended          ENDED           ended
                                        SEPTEMBER 30,   September 30,  SEPTEMBER 30,   September 30,
                                            2000            1999           2000            1999
                                              $               $              $               $
---------------------------------------------------------------------------------------------------
Accounts receivable                         77,210         170,323       167,821           92,300
Government grants receivable              (118,407)        (64,149)     (112,944)          44,885
Inventory                                   (2,794)          9,103        35,156           45,191
Prepaid expenses and deposits             (164,094)        (92,953)     (213,395)          10,878
Deferred Revenue                           163,494          32,068        28,276           46,560
Accounts payable and accrued liabilities    (1,940)        (31,893)       (3,503)        (223,320)
Loss on Sale of Equipment                       --           5,802        24,615            5,802
---------------------------------------------------------------------------------------------------
                                           (46,531)         28,300       (73,974)          22,296
===================================================================================================


5. SEGMENTED INFORMATION

The Company has five reportable segments. The segments are DynaPower(R), Actuators, BioTherm(TM), Corporate, and Other. DynaPower(R) is a process for cleaning metal without the use of chemicals. The actuator technology is used in both steel and aluminum welding. BioTherm(TM) is a waste-to-energy technology that converts low value forest waste and agricultural by-products into BioOil, while Corporate consists of interest and rent. Other includes a pulverizing technology which disintegrates a variety of solid materials and organic waste into a form suitable for the production of BioOil.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on many factors, including net income or loss.

DYNAMOTIVE TECHNOLOGIES CORPORATION


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2000                                             (in U.S. dollars)

5. SEGMENTED INFORMATION (CONT'D.)


                                                                 SEPTEMBER 2000    December 1999
                                                                        $                $
------------------------------------------------------------------------------------------------
REVENUE
Actuator                                                                    --            66,197
DynaPower(R)                                                           585,752         1,189,446
BioTherm(TM)                                                               811             4,025
Other                                                                       --                --
Corporate                                                               90,557            25,126
------------------------------------------------------------------------------------------------
                                                                       677,120         1,284,794
------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS), see below for further breakdown
Actuator                                                               (13,118)           39,005
DynaPower(R)                                                          (244,628)         (257,110)
BioTherm(TM)                                                          (754,567)         (822,514)
Other                                                                  (11,990)          (19,400)
Corporate                                                           (1,781,365)       (1,384,912)
------------------------------------------------------------------------------------------------
                                                                    (2,805,668)       (2,444,931)
------------------------------------------------------------------------------------------------

CAPITAL EXPENDITURES (NET OF GRANT),
including patents and non-cash expenditures
Actuator                                                                    --                68
DynaPower(R)                                                           109,351            41,775
BioTherm(TM)                                                           572,782            36,086
Other                                                                    3,734               258
Corporate                                                              190,206            17,181
------------------------------------------------------------------------------------------------
                                                                       876,073            95,368
================================================================================================

AMORTIZATION
Actuator                                                                13,118            16,880
DynaPower(R)                                                            72,064            92,555
BioTherm(TM)                                                            96,448           129,689
Other                                                                   11,990            19,400
Corporate                                                               25,317            34,160
------------------------------------------------------------------------------------------------
                                                                       218,937           292,684
================================================================================================

DYNAMOTIVE TECHNOLOGIES CORPORATION


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2000                                             (in U.S. dollars)

5. SEGMENTED INFORMATION (CONT'D.)



                                             SEPTEMBER 2000     December 1999
                                                   $                  $
-----------------------------------------------------------------------------
TOTAL ASSETS
Actuator                                           83,021            95,908
DynaPower(R)                                      481,518           468,594
BioTherm(TM)                                    1,173,990           682,226
Other                                              66,192            73,840
Corporate                                       3,167,278           991,867
-----------------------------------------------------------------------------
                                                4,971,999         2,312,435
=============================================================================

GEOGRAPHIC INFORMATION


                                            SEPTEMBER 2000      December 1999
                                                   $                  $
-----------------------------------------------------------------------------
REVENUE
United States                                   505,860             835,008
Italy                                            11,206             190,868
Canada                                          155,100             185,102
Germany                                              --              66,197
Other                                             4,954               7,619
-----------------------------------------------------------------------------
                                                677,120           1,284,794
=============================================================================

DETAILS OF OPERATING INCOME/(LOSS) FOR THE PERIOD ENDING SEPTEMBER 30, 2000


                                ACTUATOR     DYNAPOWER      BIOTHERM        OTHER     CORPORATE      TOTAL
                              ------------------------------------------------------------------------------
REVENUE                              --       585,752           811            --        90,557      677,120

COST OF SALES                        --      (371,346)           --            --            --     (371,346)
                              ------------------------------------------------------------------------------
GROSS MARGIN                         --       214,406           811            --        90,557      305,774
                              ------------------------------------------------------------------------------
EXPENSES
Salaries                             --       182,802       167,195            --     1,141,223    1,491,220
R&D                                  --        54,299       173,428            --         9,921      237,648
Interest Expense                     --            --            --            --        19,597       19,597
Marketing                            --       836,666       177,378            --       339,041      600,085
Office Supplies/Exp                 --        38,926        45,766             --        85,097      169,789
Professional fees                    --         6,752        16,816            --       170,351      193,919
Royalty                              --            --        21,865            --            --       21,865
Rent                                 --        20,525        56,482            --        56,760      133,767
Amortization                     13,118        72,064        96,448        11,990        25,317      218,937
(Gain)/loss on asset disposal        --            --            --            --        24,615       24,615
                              ------------------------------------------------------------------------------
TOTAL EXPENSES                   13,118       459,034       755,378        11,990     1,871,922    3,111,441
                              ------------------------------------------------------------------------------
NET INCOME/(LOSS)               (13,118)     (244,628)     (754,567)      (11,990)   (1,781,365)  (2,805,668)
                              ==============================================================================

DYNAMOTIVE TECHNOLOGIES CORPORATION

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2000                                             (in U.S. dollars)

6. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which in the case of the Company, conform in all material respects with those in the U.S. (U.S.
GAAP), except as fully described in note 15 to the consolidated financial statements as at December 31, 1999.

IF ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES WERE FOLLOWED, THE EFFECT ON THE CONSOLIDATED STATEMENT OF LOSS WOULD BE:

                                                  THREE MONTHS   Three months     NINE MONTHS     Nine Months
                                                      ENDED          ended           ENDED           ended
                                                  SEPTEMBER 30,  September 30,   SEPTEMBER 30,   September 30,
                                                      2000           1999            2000            1999
                                                        $              $               $               $
--------------------------------------------------------------------------------------------------------------
Loss for the period, as reported                     753,903        553,088       2,805,668        1,964,688
Adjustment for patent cost amortization               (1,127)        11,423          (8,940)          19,868
--------------------------------------------------------------------------------------------------------------
Adjustment for stock based compensation employee          --             --              --            7,642
Adjustment for stock based
    compensation (commercial)(1)                     623,237             --         816,133               --
Adjustment for variable accounting expenses(2)      (188,574)            --         308,142               --
Unrealized gain/(loss) from foreign currency
    translation                                      (25,596)            --          51,357               --
--------------------------------------------------------------------------------------------------------------
Loss for the period, as adjusted                   1,161,843        564,511       3,972,360        1,992,198
==============================================================================================================

Weighted average number of
common shares outstanding                         34,048,212     23,020,981      32,138,953       20,552,431
==============================================================================================================

LOSS PER COMMON SHARE                               (0.03)         (0.02)           (0.12)          (0.10)
==============================================================================================================

(1) Stock-based compensation during the third quarter of 2000 based on the Black-Scholes option pricing model. Stock-based compensation paid to employees during the same quarter amounts to $68,953 under the same model.

(2) Variable accounting expenses arise from re-pricing of options in December 1999.

CONSOLIDATED BALANCE SHEET ITEMS UNDER ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES WOULD BE AS FOLLOWS:


                                                 SEPTEMBER 30,     December 31,
                                                     2000              1999
                                                       $                 $
-------------------------------------------------------------------------------
Patents                                              657,486            449,440
===============================================================================

Total assets                                       4,708,826          2,232,666
===============================================================================

Convertible debentures                                    --                 --
Share deposit                                        336,013             36,912
Share capital                                     21,954,593         16,852,369
Contributed surplus                                  409,030            409,030
Cumulative translation adjustment                   (361,742)          (310,385
Deficit                                          (19,620,470)       (15,648,110)
-------------------------------------------------------------------------------
Shareholders' equity                               2,717,424          1,339,816
===============================================================================


DYNAMOTIVE TECHNOLOGIES CORPORATION

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2000                                             (in U.S. dollars)

7. STAFF & BOARD COMPENSATION

                                                                    NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                       2000
                                                                         $
--------------------------------------------------------------------------------
Regular payroll                                                        790,723
Consulting fees                                                        350,256
--------------------------------------------------------------------------------
Sub Total                                                           $1,140,979
--------------------------------------------------------------------------------

Board compensation(1)                                                  109,722
Staff Bonus(2)                                                         166,943
Overtime settlement(3)                                                  65,616
SAR(4)                                                                   7,960
--------------------------------------------------------------------------------
Total                                                               $1,491,220
================================================================================


(1) Board compensation was for services rendered for all of 1999 and for the first quarter of 2000. Payment was made in restricted common shares.

(2) Staff bonus, approximately 10% of the gross annual amount, for services rendered in 1999. A significant portion of the payment was made in restricted common shares.

(3) A one-time settlement of overtime accumulated during previous years. Payment was made in restricted common shares.

(4)  Employee SARs redemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB may contain forward-looking statements, within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, regarding DynaMotive Technologies Corporation. Actual events or results may differ materially from the Company's expectations, which are subject to a number of known and unknown risks and uncertainties including but not limited to the Company's ability to obtain financing in the near future, changes and/or delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, and general economic and market conditions. Other risk factors discussed in the Company's past filings with the United States Securities and Exchange Commission may also affect the actual results achieved by the Company.

INTRODUCTION

     DynaMotive Technologies Corporation (the "Company") develops and commercializes environmental technologies that provide clean, competitive alternatives to traditional industrial processes. Over the past five years, the Company has successfully commercialized two technologies and is in the process of bringing its BioOil production technology to market. The Company intends to be the world's leading developer of technology for the production of BioOil fuels and derivative products.

     DynaMotive was incorporated in 1991, became publicly traded in 1996 and is currently traded on the OTCBB under the symbol "DYMTF." The Company is headquartered in Vancouver, BC, Canada and currently has a staff of 50, including consultants. DynaMotive Europe Limited (formerly named DynaMotive Technologies UK Ltd.), a wholly owned subsidiary located in London, UK, coordinates European BioOil activities. The Company's US subsidiary, DynaMotive Corporation, oversees BioOil activities in the United States from its office in Los Angeles, CA. A Canadian subsidiary, DynaMotive Canada Inc., was recently established to develop, build and operate BioOil production facilities in Canada.

     DynaMotive's primary focus is to commercialize its BioOil production technology and establish this technology as the worldwide industry standard for production of BioOil clean fuels. To support this goal we plan over the next two years to expand upon our existing operations in Europe, the U.S. and Canada as well as to develop commercial presence in Asia and Latin America.

     The Company has previously brought two technologies to market: DynaPower industrial metal cleaning systems, and motion control actuator systems used in the automotive manufacturing industry. These technologies were commercialized in 1995 and have produced sales to date in eleven countries. The Company sold certain of its rights to the actuator technology in 1997 but continues to have ongoing royalty revenue rights.

     As of September 30, 2000 DynaMotive has active inventions protected by 25 patents issued and 56 patents pending via in-house development or license, with the earliest U.S. patent scheduled to expire on September 30, 2013. It has also entered into license agreements with others that provide for the Company to receive rights to new patents for technologies and inventions that may be developed in the future.

     The principal executive office of the Company is Suite 105 - 1700 West 75th Avenue, Vancouver, British Columbia, Canada V6P 6G2. Telephone: 604-267-6000.

STRATEGIC BUSINESS UNITS

     The Company is presently organized into two strategic business units. The BioOil Business Unit is commercializing a unique waste-to-energy technology that converts low value forest and agricultural biomass wastes into liquid BioOil that can be used as a "green" fuel for power generation or as the base source for a range of derivative products. The DynaPower Business Unit develops and markets industrial metal wire cleaning systems that provide exceptional levels of product cleanliness while eliminating the need for toxic chemical cleaning systems traditionally used by the wire industry. The Company recently established the DynaPower division as a wholly owned operating subsidiary named DynaPower, Inc.

BIOOIL BUSINESS UNIT

     DynaMotive's BioOil Business Unit develops and markets technology for the production of BioOil, a renewable "green" fuel made from organic waste that can be used for power generation in gas turbines, diesel engines and boilers. DynaMotive aims to position its technology as the worldwide industry standard for the production of BioOil clean fuels and plans to develop a commercial presence in key markets -- Canada, Europe, the U.S., Latin America and the Far East -- over the next five years to support expansion efforts.

     BioOil can also be used as the basis for a range of derivative products including, but not limited to, blended fuels for transportation, slow release fertilizers and specialty chemicals. The Company continues to pursue its strategy to secure industrial partners to develop commercial products from BioOil derivative prototypes developed by DynaMotive. This strategy allows the Company to leverage its resources.

     By virtue of being derived from biomass waste, all BioOil fuels are considered to be carbon dioxide ("CO2") and greenhouse gas neutral. When combusted, they produce virtually no sulfur dioxide ("SOX") and significantly reduced nitrogen oxide ("NOX") emissions compared with diesel fuel, therefore having significant advantages over fossil fuels with respect to reduction of atmospheric pollution.

     BioOil is produced using DynaMotive's patented fast pyrolysis process -- trade named BioTherm(TM) -- that converts waste forest and agricultural biomass including, but not limited to, forest industry residues (sawdust, bark, shavings), sugar cane bagasse and wheat straw into a liquid fuel.

     In the BioTherm(TM) reactor, organic waste materials are rapidly heated in the absence of oxygen. The rapidly vaporized volatiles are then quickly condensed, forming a liquid referred to as BioOil. Depending upon the feedstock used (many different sources of feedstock have been bench tested thus far), the process typically produces 60-70 tons of BioOil and 15-25 tons of charcoal from 100 tons of waste with virtually no waste products. The overall simplicity of the BioTherm(TM) process gives the Company competitive advantages over other pyrolysis conversion technologies such as lower capital and operating costs, higher product yield, a significantly higher quality BioOil and the flexibility to process a wide variety of feedstocks.

     In February 2000 the Company acquired the exclusive worldwide patent rights to the BioTherm(TM) process from Resource Transforms International Ltd. (RTI), the original developer of the technology, as well as a right of first refusal for new products derived from BioOil including fuels and slow release fertilizers that may be developed by RTI.

     The Company began producing batch quantities of BioOil in 1997 in its 0.5 tonne per day BioTherm(TM) pilot plant located at the Company's research and development facility in Vancouver BC. By the end of 1998, the BioOil Business Unit had upgraded, commissioned and operated the plant to a capacity of two tonnes per day on a continuous basis. In 1999, further changes were made to the feed system, BioTherm(TM) reactor, cyclone, and instrumentation and control systems to provide increased stable operation. Once these changes were made, the BioTherm(TM) was re-commissioned and produced BioOil of sufficiently high quality to meet fuel specification requirements as defined by our engine testing partners.

     In March 2000, the Company announced plans for a 10 tonne per day BioOil pilot facility. Construction of the new demonstration plant is underway and the project is on schedule, on budget and expected to be completed by the end of 2000. This will be followed by a commissioning period of 3-6 months. The new plant will be located at B.C. Research Inc. (BCR) in Vancouver BC where DynaMotive has expanded its operations.

     Once the new 10 tpd BioOil plant is fully commissioned, the Company plans to build a 25 tpd commercial demonstration plant in 2001 which is intended to serve as a springboard for design and construction of full scale, 100 to 400 tpd commercial plants to be built in Canada, Europe, Brazil, Asia and other international markets.

     The nearest term and most appropriate commercial application for BioOil is as a clean burning fuel to replace fossil fuels for generating power and heat in stationary diesel engines, gas turbines and boilers. In late 1998, the Company began shipping BioOil from the pilot plant to various engine manufacturers and users for testing purposes.

     In October 1999, the Company signed an agreement with Orenda Aerospace, a division of Magellan Aerospace Corporation, to test DynaMotive BioOil as a clean fuel to generate "green" power in their gas turbines. The test program between DynaMotive and Orenda involves a series of combustion and turbine tests in Canada and Europe to determine the combustion characteristics, emissions profile, key aspects of engine performance and the economics for a packaged power system. In February 2000 Orenda Aerospace completed its initial round of gas turbine tests with very positive results. A second stage test plan has been developed and is currently in progress.

     In June 2000, the Company signed an agreement with Genergy plc of the UK to test DynaMotive's BioOil as a clean fuel to generate "green" power in the Solar Taurus 60 unit which is marketed by Genergy under license, within their Dale Gas Power turbine range. This testing program is significant as it will further expand the gas turbine market for potential users of

BioOil fuels. The testing, which is being coordinated by Genergy, is currently underway at the Solar facility in San Diego, California.

     Solar Turbines, a wholly owned subsidiary of Caterpillar Inc., is the world leader in industrial turbines in the 1-15 megawatt (MW) capacity. Genergy, a wholly owned subsidiary of TT Group, has been packaging gas turbines for thirty years under their Dale brand and Solar Turbines for over twenty years for use in cogeneration schemes or in static and mobile standby power applications.

     The Company's initial target market for BioOil fuel is in Europe where, at current price projections, BioOil fuel for power generation is likely to be competitive. Strong regulatory pressures coupled with high SOX, NOX and CO2 taxes on fossil fuels, renewable energy tax incentives and subsidies make BioOil an attractive renewable energy option in this market. Similar regulatory pressure and incentives are also creating opportunities in North America that are being pursued by the Company.

     There are also significant opportunities for the application of BioOil as a fuel for power generation in countries that are heavily reliant on fossil fuel imports and have a strong agricultural base as a means of replacing fossil fuels while utilizing an abundant local resource. This is particularly applicable to island economies (Caribbean/South Pacific) and to certain regions in Latin America, the Far East, Australia and Africa.

     During first quarter 2000, the Company successfully completed a production run of sugar cane bagasse -- an abundant, solid pulp material remaining after the extraction of juice from sugar cane. The bagasse was shipped from Usina Santa Helena, a large sugar mill owned by Cosan Bom Jesus, one of Brazil's largest sugar and ethanol producers. The resulting BioOil was of high quality. Validating production of BioOil from sugar cane bagasse was a major milestone in the commercial development of the Company's BioOil technology, opening up significant opportunities for commercial applications of the technology in sugar producing countries worldwide. A second stage bagasse testing program is now underway.

     In May 2000, DynaMotive announced a CDN $250,000 contribution from Natural Resources Canada (NRCan) to support ongoing research and development of BioOil. The investment from the Canadian federal government reinforces Canada's commitment to alternative, environmentally friendly fuels. It will help improve DynaMotive's BioOil production technology and further the development of renewable BioOil fuels and derivative products. NRCan's CANMET Energy Technology Centre will provide laboratory support to DynaMotive and research data on the combustion of BioOils.

     The Company has participated in two important renewable energy conferences and trade fairs this year. Chief Technology Officer Keith Morris presented a technical paper at the 1ST World Conference & Exhibition On Biomass For Energy & Industry in Seville, Spain in June; DynaMotive Europe staff exhibited at the Renewable Energy 2000 conference and trade fair held in Brighton, UK July 1-4.

     Five patents have been issued and 16 patents are pending for the Company's BioOil related technology. Thirteen patents are issued and active for the Company's BioLime(R) technology with three patents pending.

DYNAPOWER BUSINESS UNIT

     The Company's DynaPower(R) technology cleans ferrous and non-ferrous metals in a cost-effective manner without acids, caustics or solvents traditionally used by the steel and wire industry, thus eliminating the risks and costs associated with handling harmful chemicals and disposing of hazardous waste. The metal wire cleaning system uses bipolar electrolysis and ultrasound (DynaSonics(R)) to peel away scale, remove lubricants and create a metal surface that is exceptionally clean, dry, pH-neutral and rust-resistant. The DynaPower Business Unit focuses on the following product applications: stainless steel, mid and high carbon steel, extrusion clad steel, copper and aluminum wire products.

     DynaPower(R) technology also allows the customer to use the process to create specialized metal surfaces ready for standard industry metal treatments such as electroplating, hot-dip zinc coating and rubber adhesion. The Company's wire cleaning equipment can continuously process wire at a rate comparable to or better than conventional chemical cleaning processes but without the added expenses and hazards otherwise encountered when using acid, caustics or solvents.

     In the third quarter of 2000, DynaPower sold a cleaning system to Sural S.p.A., Italy. The sale of this system follows successful cleaning trials it conducted at the company's facilities in Italy.

     DynaPower recently completed delivery of wire cleaning systems to American Spring Wire, Bedford Heights, OH; Greening Donald Ltd., Erin, ON; and Andrew Corporation, Orland Park, IL. All three systems have been commissioned and are operating at full production capacity. In addition, all three are repeat orders. American Spring Wire is a world leader in the manufacture valve quality spring wire used in automotive engines. Greening Donald is one of North America's leading producers of stainless steel and specialty wire, woven wire cloth and perforated tube products. Andrew Corporation is a world leader in the manufacture of communications equipment.

     An extensive study was conducted into the market for DynaPower systems in China. DynaPower is currently working on establishing an agent for the Chinese market.

     The Company has also filed patents in the USA and Canada for a new application of its DynaSonics(R) cleaning technology that it believes has significant commercial potential for ultrasonic cleaning of wire drawing dies. The Company has developed a novel process for cleaning diamond or tungsten carbide dies which are used by the wire industry for drawing a variety of metal wires. Die makers and wire mills have been aggressively looking for an effective cleaning process to replace old, ineffective and slow processes. DynaMotive believes that its new technology can be used by die makers to quickly and effectively clean their dies during the manufacturing or servicing processes and by wire mills to clean their dies during regular maintenance. The Company anticipates it will begin in-plant trials shortly.

     DynaPower staff showcased its wire cleaning technology at two major wire industry trade fairs so far this year: Wire 2000 -- Europe's largest wire industry trade show held in Dusseldorf, Germany and Wire Expo 2000 in Nashville TN. In-plant trials were arranged in North America and Europe from contacts obtained at these wire shows.

     DynaMotive currently holds seven patents on this technology with 37 patents pending.

RESULTS OF OPERATIONS

     Total revenues for the Company decreased to $179,215 for the third quarter of 2000 compared to $376,165 for the same quarter in 1999. Sales revenue accounted for $138,760 of total revenues in the third quarter of 2000; the remainder $40,455 was from interest and other income. During the third quarter of 1999, sales revenue accounted for $369,015 while interest and other income totaled $7,150. Total revenue for the nine months ending September 30, 2000 decreased to $677,120 from $811,693 for the same period in 1999. Sales revenue accounted for $584,511 of total revenues in the first nine months of 2000; the remainder, $92,609, was from interest and other income. During the first nine months of 1999, sales revenue accounted for $789,752 while interest and other income totaled $21,941.

     The loss for the third quarter of 2000 was $753,903 as compared to $553,087 for the same period in 1999. The result is a combination of lower sales, cost of sales and higher marketing and general administrative salaries and benefits. Use of cash in operating activities for the third quarter of 2000 increased to $599,687 compared to $464,776 in the same quarter in 1999. The result is due to an increased cash loss of $61,080 and increased working capital accounts of $73,831 over the same period in 1999, which included changes in accounts receivable, accounts payable, prepaid expenses and deferred revenues. The loss for the first nine months of 2000 was $2,805,668 as compared to $1,964,686 for the same period in 1999. The result is a combination of lower cost of sales and higher marketing and general administrative salaries and benefits. Use of cash in operating activities for the first nine months of 2000 increased to $1,954,946 compared to $1,736,444 during the same period in 1999. The result is due to an increased cash loss of $122,232 and increased working capital accounts of $96,270 over the same period in 1999, which included changes in account receivable, in accounts payable and deferred revenues.

     The loss per common share was two cents ($0.02) for the third quarter of 2000 is the same as the third quarter in 1999. Even though the loss for the third quarter of 2000 increased as compared to the same quarter in 1999, the loss per share remained the same due to an increase in the weighted average number of shares outstanding at September 30, 2000. The loss per common share for the first nine months of 2000 was nine cents ($0.09) is slightly less than the loss per share ($0.10) for the same period in 1999. Even though the loss for the first nine months of 2000 is higher, the loss per share decreased slightly due to an increase in the weighted average number of shares outstanding at September 30, 2000. The end-of-period deficit increased from $13,697,665 at September 30, 1999 to $16,983,579 at September 30, 2000 due to accumulated loss incurred during the period.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had cash equivalent and term deposits of $2,128,402, an increase of $1,904,633 from the $223,769 as at December 31, 1999. The primary sources of liquidity for the Company during the third quarter of 2000 were from the Company's private placement offerings totaling $4,389,900 in the first quarter. At the end of the same quarter in 1999, the Company had cash and cash equivalents of $457,003. Primary sources of liquidity for the third quarter of 1999 were from the Company's private placement offerings.

     During the third quarter of 2000, the Company used cash in operating, in investing, and in financing activities in the amounts of $599,687, $335,041, and $17,472, respectively. For the same quarter in 1999, the Company used cash in operating, in investing, and in financing activities in the amounts of $464,776, $15,848, and $7,082, respectively.

     Cash used in operating activities for the third quarter of 2000 consists of a loss for the period of $753,903, was partially offset by amortization, and non-cash compensation expenses in the amount of $73,841 and $126,906, respectively. Non-cash working capital items increased by $46,531 during the third quarter of 2000. Cash used for the same quarter in 1999 in operating activities consisted of a loss of $553,088, which was partially offset by amortization of $60,012 and decrease in non-cash working capital balances of $28,300.

     Financing activities for the third quarter of 2000 included a repayment of short-term debt of $24,336. Investing activities resulted in a net decrease of cash by $335,041 for the third quarter of 2000 consisted of $316,293 incurred in acquisitions and upgrades of capital assets, and $18,748 in patent expenditures. For the same quarter in 1999, investing activities resulted in the net decrease in cash by $15,848.

     Successful completion of the Company's product development program, and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to continue its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure. Management intends to obtain this financing primarily through the offering of securities and other forms of financing. However, there can be no assurance that the Company will be able to obtain such financing, which may impact the Company's ability to continue as a going concern. While the Company believes that it has sufficient operating revenue and cash reserves to fund ongoing operations for the year 2000, it is in the process of seeking additional funding in connection with further development for its BioOil division.

RECENT DEVELOPMENTS AND FUTURE EVENTS

BIOOIL BUSINESS UNIT

     During third quarter 2000, work continued on DynaMotive's new 10 tpd BioOil demonstration plant located at the BC Research Inc. (BCR) facilities. BCR, a technology development complex located at UBC in Vancouver, has taken an equity position in DynaMotive which plans to further expand its operations and R&D program at the facility.

     The Technology Group has completed all detailed design engineering and procurement for the new BioOil plant, and is now fully engaged in the next phase of the project, construction and assembly, which is expected to completed by the end of this year. The larger plant will enable the Company to validate the process technology at the next level of scale-up and to test the new equipment. The plant has been built to industrial specifications complete with state of the art control systems used worldwide in commercial facilities. With a production capacity of 6,000 litres of BioOil per day, it will provide much larger quantities of BioOil for engine and combustion test programs.

     Orenda Aerospace, a division of Magellan Aerospace Corporation, has initiated a second phase program to develop a commercial gas turbine package to operate on DynaMotive's BioOil fuel following a successful first round of fuel tests earlier this year. The program involves completion of turbine modifications required for Orenda's 2.5 MW (megawatt) GT2500 gas turbine to run on BioOil, coupled with a full scale engine testing program in Canada and Europe to validate long-term commercial operation of BioOil fuelled gas turbines.

     In a testing program earlier this year, DynaMotive's BioOil proved to be the first pyrolysis oil capable of being used as a commercial fuel in Orenda's gas turbines for power generation purposes. The tests demonstrated that BioOil can both effectively power a gas turbine engine and simultaneously reduce emissions compared to traditional fossil fuels. Based on the results of these initial tests, Orenda has now started a development program to produce the technology to run its turbines successfully on this fuel. The engine modifications required are currently in progress. Orenda and DynaMotive are currently evaluating various commercial scenarios for the integrated package which involve stacking multiple turbines in combined cycle mode to produce 15-20 MW of electricity.

     Brazilian sugar producer Cosan Bom Jesus and DynaMotive have begun 2nd stage testing of bagasse aimed at optimizing technical design for bagasse-based BioOil pyrolysis plants. Preliminary production runs earlier this year have proven DynaMotive's capabilities to produce BioOil from bagasse -- an abundant, solid pulp material remaining after the extraction of juice from sugar cane. Bagasse will be supplied from one of Cosan's sugar mills in Brazil for this program. The launching of the second phase testing program as a precursor for the development of bagasse-specific technology is a critical step in the development program. During this stage, the Company will concentrate on optimizing the design for a bagasse-fed BioOil pyrolysis plant and further validating the applications, fuel quality and chemical composition of BioOil made from bagasse.

     DynaMotive also recently completed a series of production runs converting 100% softwood bark derived from spruce, pine and fir into fuel quality BioOil. From a commercial perspective, demonstrating the capability to produce a fuel quality BioOil from both bark and bark/white wood blends is a significant milestone, opening up the entire wood residue market to the Company's BioOil production technology.

     Lower value bark residues are a major problem for the forest industry as bark has little or no value and is costly to dispose of. Canada produces approximately 18 million tonnes of sawmill residues per year of which 5 to 6 million tonnes are considered wastes and are subsequently incinerated or landfilled. This wood waste could potentially be converted to 15 million barrels of BioOil per year and represents a significant commercial opportunity for DynaMotive.

DYNAPOWER BUSINESS UNIT

     In July 2000, the Company announced that it has established the DynaPower wire cleaning division as a wholly owned operating subsidiary to be named DynaPower, Inc. James Alexander, formerly General Manager of the division, was appointed President & CEO and Andrew Kingston was appointed Chairman of the Board of the new Company. DynaMotive Technologies Corporation will continue to hold the intellectual property rights to the patented DynaPower(R) and DynaSonics(R) metal cleaning technologies and will license these technologies to DynaPower, Inc. The subsidiary has moved to new headquarters in Vancouver, BC where it will conduct day to day operations and expand its marketing activities.

     During the third quarter of 2000, the Company completed the general design of its new die cleaning system using its patented DynaSonics(R) technology. Following successful pilot scale demonstration of the cleaning speed and effectiveness of the new system, the Company has received significant interest from major die makers in the U.S. It plans to build two prototype cleaning stations by the end of December 2000 which will be ready for in-plant trials in early 2001.

OPERATING SUBSIDIARIES

     DynaMotive has now established operating companies in Europe, the US and Canada; the Company intends to establish additional companies in Brazil, the Far East and other key markets. The main function of these subsidiaries is the development and implementation of market specific strategies for the establishment of our technology in their specific markets. The subsidiaries will develop, build and operate BioOil production facilities in their regions, license the BioTherm technology and market BioOil as a greenhouse gas neutral fuel in domestic and international markets. DynaMotive will continue to develop its BioOil technology, conduct R&D on BioOil fuels and derivative products, and provide services to the operating companies.

     DynaMotive recently announced the establishment of DynaMotive Canada Inc. and the appointment of its board and senior management team. The primary mandate of the wholly owned subsidiary is to develop, build and operate BioOil production facilities in Canada and to market BioOil as a greenhouse gas neutral fuel in domestic and international markets.

     The newly formed Canadian subsidiary has an experienced board and management team, with a proven track record in technology development, energy, environment and management. The Board of Directors is chaired by Ken McCready (former President & CEO of TransAlta Corporation) and includes Dr. Jim Miller (Chairman and former President & CEO of Inex Pharmaceuticals Inc.) and Andrew Kingston (President and CEO of DynaMotive Technologies).

Jonathan Rhone has been appointed Chief Operating Officer. The team is supported by a number of senior consultants including Alan Cornford, Brian McCloy and Christopher Henderson.

     Establishing DynaMotive Canada Inc. is an important step in commercializing the Company's BioOil technology. The Company intends to tap Canada's vast reserves of biomass, particularly forest and agro waste by-products, to produce clean burning BioOil for domestic and export markets and believes that the application of BioOil as an alternative to fossil fuel, initially in power and heat markets and later in transportation markets, has the potential to help Canadian industry achieve significant reductions in greenhouse gases.

     DynaMotive Europe Limited has moved to new corporate offices in Central London and begun staffing the office in preparation for increased European BioOil development operations. A fuel testing agreement is currently underway to test DynaMotive's BioOil in the Solar Taurus 60 unit which is marketed by Genergy under license. DynaMotive Europe continues to work with potential BioOil strategic partners in the UK and Europe to conduct market and commercial research for BioOil production and applications in Europe and to broaden the awareness of the European and international activities of the DynaMotive group of operating companies to UK and European financial institutions and investors.

     During the third quarter of 2000, the Company's US subsidiary, DynaMotive Corporation, continued its preliminary market research program into opportunities in the US market. The Company intends to actively pursue those commercial opportunities in the 4th quarter of 2000 and into 2001. Being well positioned in the US renewable energy market is key to furthering the commercial prospects of the Company, particularly with deregulation of electricity and the rising cost of fossil fuel. DynaMotive US is pursuing opportunities in agra waste products (sugar cane bagasse, wheat straw, etc.) as well as forest by-products. Furthermore DynaMotive US has established contacts with engine manufacturers for further testing of its greenhouse gas neutral fuel.

     DynaMotive has been added to an investor tracker in the UK and an index in Canada that track the growth of environmental and renewable energy public companies and compare their growth with that of established exchanges or investment funds. The Renewable Energy Tracker appears monthly in the Financial Times Renewable Energy Report. The Climate Change Innovative Technologies Index is published in Environmental Business Canada by Ottawa-based The Delphi Group.

     The FT Renewable Energy Tracker is an indicator of the overall industry performance of dedicated companies, now including DynaMotive, in the international renewable energy sector. The FT Renewable Energy Tracker is compared to the Impax Capital Environmental Technology-50 Index (ICET-50) -- a performance tracking index dedicated solely to public quoted companies that have core businesses in the development and operation of environmental technologies.

     The Delphi Group's Climate Change Innovative Technologies Index tracks 11 publicly traded companies in Canada, all engaged in developing solutions to tackle the growing issue of climate change by reducing greenhouse gases that are being pumped into the atmosphere. In addition to DynaMotive, companies on the index include Ballard Power Systems (fuel cell development), Westport Innovations (developers of a system to convert diesel engines to natural gas) and Global Thermoelectric (electric generator and cell-development).

                          PART II -- OTHER INFORMATION


ITEM 1. CHANGES IN SECURITIES AND USE OF PROCEEDS




     The Board approved during the third quarter of 2000, the allotment and issuance of 1,075,000 Warrants to various consultants in lieu of cash compensation. Of these warrants, 890,000 were granted and the remaining 185,000 are reserved for future allocation by the Compensation Committee of the Board.

     During the first nine months of 2000, 1,111,667 of the Company's 1,742,500 total issued SARs vested, having met the first and second vesting provisions of the Company's 1998 SAR Plan as a result of the Capitalized Stock Value of the Company exceeding $50 million over a consistent 20-day trading period. The precise amount of the Company's liability presently cannot be established until such time that the SARs are, in fact, redeemed. Based upon the market closing price of $1.97 for the Company's shares as at September 30, 2000, the Company would have been obligated to pay $1,626,032 if all vested SARs had been redeemed on that date. Under the SAR Plan, the Company may elect to make payment of any redemption liability either in cash or with shares. As of the end of the third quarter, the Company has redeemed a total of 5,000 vested SARs for a total of $7,690. During the first nine months of 2000, two thirds (2/3) of the Escrow shares (450,666) have also vested based on the release provisions of the SAR's Plan. Of the 450,666 shares, a total of 225,333 have been released from escrow in May, 2000 and balance was released in July, 2000.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit      Description
     -------      -----------

       3.1 Company Act Memorandum of DynaMotive Technologies Corporation, as amended to date.

       3.2 Articles of DynaMotive Technologies Corporation, as amended to date.

The Exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           DYNAMOTIVE TECHNOLOGIES
                                           CORPORATION



     Date: November 13, 2000               /s/ Andrew Kingston
                                           -------------------------------------
                                           Andrew Kingston
                                           President and Chief Executive Officer





     Date: November 13, 2000               /s/ Steve Ives
                                           -------------------------------------
                                           Steve Ives
                                           Chief Financial Officer

                                  EXHIBIT INDEX
Exhibit    Description
-------    -----------

  3.1 Company Act Memorandum of DynaMotive Technologies Corporation, as amended to date.

  3.2      Articles of DynaMotive Technologies Corporation, as amended to date.