Form 10-K
period 2000-12-31
DYNAMOTIVE TECHNOLOGIES CORP
filed 2001-04-17
CIK 941625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2000
                          -----------------



Commission file number 0-27524
                       -------

                       DYNAMOTIVE TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

        BRITISH COLUMBIA                              NONE
  ------------------------------          ---------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

      105-1700 WEST 75TH AVENUE
      -------------------------
            VANCOUVER, BC                             V6P 6G2
            -------------                             -------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (604) 267-6000
                                                    --------------


Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----


Securities registered pursuant to section 12(g) of the Act: Common Stock, no par value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          X Yes      / / No
         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of Registrant was approximately $21,205,562 as at MARCH 23, 2001
                                                                 --------------

AT MARCH 23, 2001, 36,745,548 shares of Registrant's Common Stock, no par value,
   --------------
were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                     PART I
ITEM 1.  BUSINESS.

         DynaMotive Technologies Corporation (the "Company") develops and commercializes technologies to provide economically viable solutions to industrial environmental problems. Over the past six years, the Company has successfully commercialized two technologies and is in the process of bringing its BioOil production technology to market.

         The Company commenced operations in April 1991 with the development of an actuator technology for use in automotive manufacturing. Since that time the Company acquired and developed additional technologies including DynaPower(R) and DynaSonics(R) industrial metal cleaning systems, the BioTherm(TM) process for producing BioOil from organic wastes and BioLime(R) for air emissions control. The Company began to commercialize its DynaPower(R) and actuator technologies in 1995; to date, these technologies have generated commercial sales in twelve countries.

         DynaMotive Technologies Corporation was incorporated on April 11, 1991 in the Province of British Columbia, Canada, by registration of its Memorandum of Articles, pursuant to the Company Act of British Columbia under the name of DynaMotive Canada Corporation. On October 31, 1995, the shareholders approved a change of name to the Company's current name. As of December 31, 2000, the Company had seven wholly-owned subsidiaries:
DynaMotive Corporation (incorporated in the State of Rhode Island in 1990 and holding some of the Company's patents), DynaMotive ElectroChem Corporation (incorporated in the Province of British Columbia in 1993), DynaMotive Europe Limited (incorporated in the United Kingdom in 1996 under the name of DynaMotive Technologies (UK) Ltd.), DynaMill(TM) Systems Limited (incorporated in the Province of British Columbia in 1996), DynaMotive Puerto Rico, Inc. (incorporated in Puerto Rico in 1997), DynaPower, Inc. (incorporated in the Province of British Columbia in May 2000 under the name 606620 B.C. Ltd which was officially changed to DynaPower Inc. in July 2000) and DynaMotive Canada, Inc. (federally incorporated in November 2000).

In this Report, unless the context otherwise requires, the terms the "Company" and "DynaMotive" shall refer to DynaMotive Technologies
Corporation. The Company is currently listed on the over-the-counter bulletin board market (OTCBB). Symbol: DYMTF.OB.

         The principal executive office of the Company is Suite 105 - 1700 West 75th Avenue, Vancouver, British Columbia, Canada V6P 6G2. (Telephone:
604-267-6000.)

Description of Business

         DynaMotive's primary focus is to commercialize its patented BioOil production technology and establish this technology as the worldwide industry standard for production of BioOil clean fuels. To support this goal the Company plans over the next two years to expand upon its existing operations in Canada, Europe and the US, as well as to develop commercial presence in Asia and Latin America.

         The Company has previously developed and commercialized two other innovative industrial technologies which have produced commercial sales:
DynaPower(R), an acid free industrial metal cleaning system for wire manufacturing with sales to date in twelve countries, and motion control actuator systems used for robotic automotive manufacturing. In September 1997, the Company sold certain rights to one of its actuator product lines to its co-development partner, Emhart Tucker (a Black & Decker subsidiary).

         The Company is organized into two strategic business units. The BioOil Business Unit is commercializing a unique biomass-to-energy technology that converts low value forest and agricultural wastes into liquid BioOil that can be used as a "green" fuel for power generation or as the raw material for a range of derivative products. The DynaPower Business Unit develops and markets industrial metal wire cleaning systems that provide exceptional levels of product cleanliness while eliminating the need for toxic chemical cleaning systems traditionally used by the wire industry. In 2000, the Company established the DynaPower division as a wholly owned operating subsidiary named DynaPower, Inc.

         Financial information concerning the Company's industry segments is summarized in Note 15 to Consolidated Financial Statements. Unless otherwise indicated, all financial information contained in this Annual Report is in U.S. dollars and based on Canadian GAAP.

         As of December 31, 2000, DynaMotive and its wholly owned subsidiaries have active inventions protected by patents issued and patents pending via in-house development or license, with the earliest U.S. patent scheduled to expire on December 3, 2010.

(i)  Core Technologies and Strategic Business Units

BIOOIL BUSINESS UNIT

         The BioOil Business Unit develops and markets gaseous technology for the production of biofuels (liquid: BioOil, solid: char and gaseous: non-condensable gases) -renewable and non-depleting "green" fuels made from biomass that can be used for generating heat and power in industrial boilers, gas turbines and stationary diesel engines. DynaMotive aims to position its technology as the worldwide industry standard for the production of BioOil clean fuels.

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

         By virtue of being derived from biomass waste, all BioOil fuels are considered to be carbon dioxide ("CO2") and greenhouse gas neutral. When combusted, they produce virtually no sulfur dioxide ("SOX") and significantly reduced nitrogen oxide ("NOX") emissions compared with diesel fuel, therefore having significant environmental advantages over fossil fuels with respect to reduction of atmospheric pollution.

         DynaMotive has developed technical expertise internally to enable it to design and build commercial-sized BioOil production plants in key markets identified by the Company. The technology group will also provide technical support and expertise to DynaMotive's operating companies around the world while continuing to further develop the Company's BioOil technology and applications. Headed by Chief Technology Officer Keith W. Morris, the multidisciplinary team includes senior project, chemical and process control engineers, research scientists and plant operations specialists.

         During 2000, Company employees attended three important conferences and trade fairs. At the GLOBE Conference and Trade Fair on Business and the Environment, held in Vancouver, BC in March 2000, the Company announced its plans to build its new 10 tonne per day BioOil plant. Chief Technology Officer Keith Morris presented a technical paper at the 1ST World Conference & Exhibition On Biomass For Energy & Industry in Seville, Spain in June 2000. DynaMotive Europe staff exhibited at the Renewable Energy 2000 conference and trade fair held in Brighton UK in July 2000.

BIOOIL PRODUCTION PROCESS

         BioOil is produced using a patented fast pyrolysis process trade named BioTherm(TM) that converts forest and agricultural waste such as sawdust, sugar cane bagasse and wheat straw amongst others into commercial fuels (BioOil, char and non-condensable gases). The process was developed by Resource Transforms International, Ltd. (RTI).

         In 1996, the Company obtained the exclusive worldwide rights from RTI for air emissions control products from this technology. In 1998, this exclusive arrangement with RTI was expanded to include the BioTherm(TM) process and virtually any new products derived from BioOil including fuels and slow release fertilizers. In February 2000, the Company acquired the patent to this technology from RTI and entered into a research agreement with RTI on biofuels and BioOil derivative products.

         In the BioTherm(TM) reactor, biomass waste materials are rapidly heated in the absence of oxygen. The rapidly vaporized volatiles are then quickly condensed, forming a liquid fuel referred to as BioOil, solid char and non-condensable gases. Depending upon the feedstock used (many different sources of feedstock have been bench tested thus far), the process typically produces 60-75 tons of BioOil, 15-25 tons of char and approximately 15 tons of non-condensable gases from 100 tons of biomass waste. The Company believes that the overall simplicity of the BioTherm(TM) process and the fact that all the major equipment is already well proven in existing related industrial applications gives the Company's BioOil technology competitive advantages over other pyrolysis conversion technologies such as lower capital and operating costs, higher product yield, a significantly higher quality BioOil and the flexibility to process a wide variety of feedstocks.

         The Company began producing batch quantities of BioOil in 1997 in its 0.5 tonne per day BioTherm(TM) pilot plant located at the Company's research and development facility in Vancouver BC. By the end of 1998, the BioOil Technology Group had upgraded, commissioned and operated the plant to a capacity of two tonnes per day on a continuous basis. In 1999, further changes were made to the feed system, BioTherm(TM) reactor, cyclone, and instrumentation and control systems to provide increased stable operation. Once these changes were made, the BioTherm(TM) was re-commissioned and produced BioOil of sufficiently high quality to meet fuel specification requirements as defined by our engine testing partners.

         In March 2000 during the GLOBE 2000 Conference and Trade Fair on Business and the Environment held in Vancouver BC, the Company announced plans to build a 10 tonne per day (tpd) BioOil pilot plant. Engineering and procurement for the new plant proceeded throughout the summer and construction started in September, 2000. In December, 2000 the Company completed construction of the new fully automated BioOil pilot plant. The new BioOil plant was designed in-house by the Technology Group and constructed at the BC Research Inc. (BCRI) complex in Vancouver BC. DynaMotive plans to further expand its operations and R&D program at the technology development complex.

         The Company's new BioOil plant was officially opened in March, 2001. The plant conforms to all applicable British Columbia safety, electrical and mechanical design standards, utilizing state-of-the-art `smart' instrumentation and a high-powered industrial-grade distributed control system (DCS). The Company adopted this design philosophy in order to facilitate easy scale-up to commercial plant capacities. Once commissioned, the fully automated plant will have a production capacity of 6,000 litres of BioOil per day, providing much larger quantities of BioOil for engine and combustion test programs.
Depending on the development of derivative products described below, the management may consider placing the plant into industrial service for high value application in the future.

         Subject to securing the necessary funding and planning consent, the Company plans to build a 25 - 50 tpd commercial demonstration plant in 2001/2002. Once commercial viability has been demonstrated, the Company intends to design and construct full scale commercial plants in target markets.

BIOOIL COMMERCIAL APPLICATIONS & MARKETS

         The nearest term and most appropriate commercial application for BioOil is as a clean burning fuel to replace fossil fuels for generating power and heat in industrial boilers, gas turbines and stationary diesel engines used in the forest and sugar industries. In late 1998, the Company began shipping BioOil from the pilot plant to various engine manufacturers and users for testing purposes.

         The Company's initial target market for BioOil fuel is in Europe where, at current price projections, BioOil fuel for power generation could be competitive. Strong regulatory pressures coupled with high SOX, NOX and CO2 taxes on fossil fuels, renewable energy tax incentives and subsidies make BioOil an attractive renewable energy option in this market. Increasingly, regulatory pressure and incentives are also creating opportunities in North America that are being evaluated by the Company.

         There are also significant opportunities for the application of BioOil as a fuel for power generation in countries that are heavily reliant on fossil fuel imports and have a strong agricultural base producing large volumes of biomass wastes. BioOil produced from these wastes could potentially be used as a means of replacing fossil fuels while utilizing an abundant local resource. This is particularly applicable to island economies (Caribbean/South Pacific) and to certain regions in Latin America, the Far East, Australia and Africa.

         In addition, BioOil can potentially be used as a raw material to produce a range of value-added products. The Company continues to pursue its strategy to secure industrial partners to develop commercial products from BioOil derivative prototypes developed by DynaMotive. This strategy allows the Company to leverage its resources.

BIOOIL TESTING PROGRAMS

         In late 1998 and the first quarter of 1999, the Company initiated fuel-testing programs with several major diesel and gas turbine manufacturers in Europe and North America. The Company has also tested a variety of BioOil feedstocks including bark and bark/white wood blends as well as bagasse, a solid pulp material remaining after the extraction of juice from sugar cane.

Orenda Aerospace

         In October 1999, the Company signed an agreement with Magellan Aerospace Corporation's business unit Orenda Aerospace to test DynaMotive BioOil as a clean fuel to generate "green" power in their gas turbines. The test program between DynaMotive and Orenda involves a series of combustion and turbine tests in Canada and Europe to determine the emissions profile, key aspects of engine performance and the economics for a packaged power system. Orenda is the first company in the world to successfully demonstrate the feasibility of a turbine power generation system for industry that is capable of operating on liquid BioOil produced from forest and agricultural waste.

         In March 2000, the Company publicly announced that Orenda had completed initial BioOil fuel combustion tests with positive results. DynaMotive's BioOil proved to be the first pyrolysis oil capable of being used as a commercial fuel in Orenda's gas turbines for power generation purposes. The tests demonstrated that DynaMotive's BioOil, used directly from the pilot plant without any additional upgrading or refining, can both effectively power a gas turbine engine and simultaneously reduce NOx and SOx air emissions as compared to diesel fuel. These independent test results provide the Company with significant validation of the potential commercial use of BioOil as a low emission, alternative fuel.

         Orenda has initiated a second phase program to develop a commercial gas turbine package to operate on DynaMotive's BioOil fuel following the successful first round of fuel tests. The program involves completion of turbine modifications required for Orenda's 2.5 MW (megawatt) GT2500 gas turbine to run on BioOil, coupled with a full scale engine testing program in Canada and Europe to validate long-term commercial operation of BioOil fuelled gas turbines. The program schedule is expected to extend through the second quarter of 2001.

Solar Turbines/Genergy

         In June 2000, the Company signed an agreement with Genergy plc of the UK to test DynaMotive's BioOil as a clean fuel to generate "green" power in the Solar Taurus 60 gas turbine unit which is marketed by Genergy under license, within their Dale Gas Power turbine range of products for power generation applications. This testing program could further expand the gas turbine market for potential users of BioOil fuels. The testing, which is being coordinated by Genergy, is currently underway at the Solar facility in San Diego, California.

         Solar Turbines, a wholly owned subsidiary of Caterpillar Inc., is the world leader in industrial turbines in the 1-15 megawatt (MW) capacity. Genergy, a wholly owned subsidiary of TT Group, has been packaging gas turbines for thirty years under their Dale brand and Solar Turbines for over twenty years for use in cogeneration schemes or in static and mobile standby power applications.

Cosan Bom Jesus/Bagasse

         The Company also continues to work with Cosan Bom Jesus ("Cosan" - one of Brazil's largest sugar and ethanol producers) with whom the Company signed a comprehensive Memoranda of Understanding ("MOU") in March 1998.

         During first quarter 2000, the Company successfully completed a production run of sugar cane bagasse -- an abundant, solid pulp material remaining after the extraction of juice from sugar cane. The bagasse was shipped from Usina Santa Helena, a large sugar mill owned by Cosan. The resulting BioOil was of high quality. Validating production of BioOil from sugar cane bagasse was a major milestone in the commercial development of the Company's BioOil technology, opening up significant opportunities for commercial applications of the technology in sugar producing countries worldwide.

         Cosan and DynaMotive have begun 2nd stage testing of bagasse aimed at optimizing technical design for bagasse-based BioOil pyrolysis plants. The launching of the second phase testing program as a precursor for the development of bagasse-specific technology is a critical step in the development program. During this stage, the Company will concentrate on optimizing the design for a bagasse-fed BioOil pyrolysis plant and further validating the applications, fuel quality and chemical composition of BioOil made from bagasse.

Bark and Bark/White Wood

         In third quarter 2000, the Company completed a series of production runs converting 100% softwood bark derived from spruce, pine and fir into fuel quality BioOil. From a commercial perspective, demonstrating the capability to produce a fuel quality BioOil from both bark and bark/white wood blends is a significant milestone, opening up the entire wood residue market to the Company's BioOil production technology.

         Lower value bark residues are a major problem for the forest industry as bark has little or no value and is costly to dispose of. Canada, for example, produces approximately 18 million tonnes of sawmill residues per year of which 5 to 6 million tonnes are considered wastes and are subsequently incinerated or landfilled. Canada's wood waste alone could potentially be converted to 15 million barrels of BioOil per year and represents a significant source of raw materials for DynaMotive.

BIOOIL APPLICATIONS & DERIVATIVE PRODUCTS

         BioOil has a wide range of potential commercial applications. As the BioOil industry matures it has the potential to follow a similar development path as the petroleum industry beginning with exploitation of basic unrefined BioOil fuels for power generation and district heating followed by blends and emulsions for transportation. Development of higher value products including agro-products, resins, adhesives, specialty chemicals, slow release fertilizers and other derivatives may occur as refining and processing techniques are established. Over time, we anticipate that BioOil will be refined in much the same way that petroleum is today to derive the highest value energy and chemical products.

         The Company intends to follow a staged approach to product development focusing initially on the earliest and most appropriate application of BioOil as a clean fuel to generate power and heat in industrial boilers and kilns, gas turbines and stationary diesel engines. The Company is also supporting efforts to develop a next generation of higher-value fuels including: BioOil/ethanol blends, BioOil/diesel emulsions and catalytic reforming of BioOil to produce synthetic fuels and bio-methanol. BioOil also has potential as a raw material to produce agro-products such as slow release fertilizers and other high-value products.

         Over the longer term, the Company believes that exploitation of specialty chemicals contained in BioOil has the potential to create significant value. RTI and other research institutions are developing techniques to extract chemicals such as hydroxyacetaldehyde, levoglucosan, levoglucosenone, acetol, acetic acid and formic acid. These chemicals have a wide variety of possible applications including food flavourings, adhesives, resins, pharmaceuticals, bio-based pesticides and paper brighteners.

Char Production

         Char is a significant co-product of the Company's pyrolysis process. Char is a granular solid with properties similar to coal. At 23 - 25 GJ per tonne, pyrolysis char has a higher heating value than wood and many grades of coal. Like BioOil, it is a "green" fuel which is CO2 neutral and does not contain any sulfur.

         A commercial scale BioOil plant processing 400 tonnes per day (tpd) of wood residue will produce approximately 26,000 tonnes per year (tpy) of char with a total energy value of 600,000 - 650,000 GJ. Char production is dependent on the composition and species of the feedstock.

         Early stage applications of char will focus on direct substitution or augmentation of fossil fuels to produce process heat and power via commercially available technologies in BioOil plants, sawmills, thermal power generation and cement production. Char may also have potential for use as a feedstock for manufacturing of charcoal briquettes.

BioLime/Calcium Enriched BioOil

         The Company was originally focused on BioLime(R) which is produced when BioOil is reacted with lime and water. This patented product has demonstrated the ability when used during the burning of coal to reduce SOX and NOX air emissions. However, to better focus its resources on the production of BioOil and to avoid unnecessary testing redundancy, the Company has discontinued further testing of BioLime(R) at facilities in North America. Rather, it has elected to focus its BioLime(R) development and testing activities exclusively with the Company's participation in the European Union's Joule Program. The Company believes that this Program promises the quickest, most cost efficient means for finalizing commercial burner retrofit designs and combustion testing for BioLime(R).

BIOOIL STRATEGIC PARTNERS, INVESTMENT  AND GOVERNMENT FUNDING

         DynaMotive is commercializing its BioOil production technology through a network of industrial and institutional partners. DynaMotive has formed strategic alliances with the following companies: Resource Transforms International (RTI), Ltd. (original developer of the patented BioTherm(TM) pyrolysis technology), Orenda Aerospace (a member of the Magellan Aerospace Corporation and a recognized leader in power and propulsion technologies), Cosan Bom Jesus (one of Brazil's largest sugar and and ethanol producers and the world's largest sugar exporter), Solar Turbines (a wholly owned subsidiary of Caterpillar Inc. and the world leader in industrial turbines in the 1-15 megawatt capacity) and China Energy Holdings Limited (a wholly owned subsidiary of China Strategic Holdings Limited of Hong Kong).

An alliance with Canadian Forest Products Ltd. (Canfor Corporation) was announced in March 2001.

         In February 2000 the Company entered into a new strategic alliance with China Energy Holdings Limited, a wholly owned subsidiary of China Strategic Holdings Limited, a Hong Kong investment company which together with its subsidiaries have substantial investments in biotechnology, information technology, telecommunications and e-commerce businesses as well as participating in a broad range of businesses in China, including manufacturing industries, infrastructure projects and energy related companies. In addition to China Energy providing DynaMotive with the means to introduce its technologies into Asia, China Energy also invested $3.5 million in exchange for 7 million restricted shares of the Company's common stock. Mr. Hong Leong Oei, Chairman and CEO of China Strategic Holdings, joined the Company's Board of Directors as Co-Chairman in February 2000 and resigned from the Board in November 2000.

         The Company's BioOil technologies are consistent with the environmental and economic objectives of governments around the world. The Company has received strong support from the Canadian federal government and is in discussion with other governments and international agencies in target markets directly and through project partners to examine BioOil financing and grant potential. Canadian government support has been received from Industry Canada/Technology Partnerships Canada (TPC) which has agreed to contribute up to Cdn $8.2 million (US $6.1 million) to DynaMotive for development and commercialization of BioOil fuels and derivative products and Natural Resources Canada (NRCan) which has contributed CDN $250,000 to support ongoing research and development of BioOil at the CANMET national laboratory.

BIOOIL OPERATING SUBSIDIARIES

         The Company has now established BioOil operating companies in Europe, the US and Canada and intends to establish additional companies in Brazil, the Far East and other key markets. The main function of these subsidiaries is the development and implementation of market strategies for the establishment of the Company's technology in the Company's specific markets. The subsidiaries will develop, build and operate BioOil production facilities in their regions, license the BioTherm(TM) technology and market BioOil as a greenhouse gas neutral fuel in domestic and international markets. DynaMotive will continue to develop its BioOil technology, conduct R&D on BioOil fuels and derivative products and provide services to the operating companies.

         During first quarter 2000, the Company made a number of additions and changes to its senior management team. Keith Morris was appointed Chief Technology Officer in addition to his role as Vice President, Engineering; Antony Robson was appointed Managing Director of DynaMotive Europe Limited; and James Acheson was appointed Chief Operating Officer of DynaMotive Corporation, Inc., DynaMotive's US subsidiary.

Jonathan Rhone, DynaMotive Technologies' Chief Operating Officer, assumed responsibilities for Canadian operations.

Canadian Subsidiary

         DynaMotive recently announced the establishment of DynaMotive Canada Inc. and the appointment of its board and senior management team. The primary mandate of the wholly owned subsidiary is to develop, build and operate BioOil production facilities in Canada and to market BioOil as a greenhouse gas neutral fuel in domestic and international markets.

         The newly formed Canadian subsidiary's board and management team has valuable previous experience in technology development, energy, environment and management. The Board of Directors is chaired by Ken McCready (former President & CEO of TransAlta Corporation) and includes Dr. Jim Miller (Chairman and former President & CEO of Inex Pharmaceuticals Inc.) and Andrew Kingston (President and CEO of DynaMotive Technologies). Jonathan Rhone has been appointed Chief Operating Officer. The team is supported by a number of senior consultants including Alan Cornford, Brian McCloy and Christopher Henderson.

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

European Subsidiary

         DynaMotive Europe Limited has moved to new corporate offices in Central London in preparation for increased European BioOil development operations. A fuel testing agreement is currently underway to test DynaMotive's BioOil in the Solar Taurus 60 gas turbine unit which is marketed by Genergy plc under license. DynaMotive Europe continues to work with potential BioOil strategic partners in the UK and Europe to conduct market and commercial research for BioOil production and applications in Europe and to broaden the awareness of the European and international activities of the DynaMotive group of operating companies to UK and European financial institutions and investors.

US Subsidiary

         During the third quarter of 2000, the Company's US subsidiary, DynaMotive Corporation, continued its preliminary market research program into opportunities in the US market. The Company has been actively evaluating those commercial opportunities in the 4th quarter of 2000; this evaluation has continued into 2001. Being well positioned in the US renewable energy market is key to furthering the commercial prospects of the Company, particularly with deregulation of electricity and the rising cost of fossil fuel.

DynaMotive Corporation (US) is pursuing opportunities in agri waste products (sugar cane bagasse, wheat straw, etc.) as well as forest by-products. Furthermore DynaMotive Corporation (US) has established contacts with engine manufacturers for further testing of its greenhouse gas neutral fuel.

TRACKER FUND INDEXES

         DynaMotive has been included in two tracker fund indexes, one each in the U.K. and in Canada that track the growth of environmental and renewable energy public companies and compare their growth with that of established exchanges or investment funds. The Renewable Energy Tracker appears monthly in the FINANCIAL TIMES (FT) Renewable Energy Report. The Climate Change Innovative Technologies Index is published in ENVIRONMENTAL BUSINESS CANADA by Ottawa-based The Delphi Group.

         The FT Renewable Energy Tracker is an indicator of the overall industry performance of dedicated companies, now including DynaMotive, in the international renewable energy sector. The FT Renewable Energy Tracker is compared to the Impax Capital Environmental Technology-50 Index (ICET-50) - a performance tracking index dedicated solely to public quoted companies that have core businesses in the development and operation of environmental technologies.

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

DYNAPOWER BUSINESS UNIT

         The Company's DynaPower(R) technology cleans ferrous and non-ferrous metals in a cost-effective manner without acids, caustics or solvents traditionally used by the steel and wire industry, thus eliminating the risks and costs associated with handling harmful chemicals and disposing of hazardous waste. The metal wire cleaning system uses bipolar electrolysis and ultrasound (DynaSonics(R)) to peel away scale, remove lubricants and create a metal surface that is exceptionally clean, dry, pH-neutral and rust-resistant. The DynaPower division focuses on the following product applications: stainless steel, mid and high carbon steel, extrusion clad steel, copper and aluminum wire products.

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

         During 2000, DynaPower received orders for nine wire cleaning systems from five industrial customers for installation in six countries, including the U.S.A., Canada, the U.K., France, Italy and China. Many of the orders were repeat orders from customers who had previously purchased and installed systems in their wire plants. Orders for DynaPower(R) systems were received in 2000 from:

         -  American Spring Wire of Cleveland, Ohio (1 systems.
         -  Greening Donald Co. Ltd. of Erin, Ontario (2 systems).
         -  Andrew Corporation of Orland Park, Illinois (2 systems).
         -  Andrew Corporation of Lochgelly, Scotland (1 system).
         -  Andrew Corporation of Suzhou, China (1 system).
         -  Sural, S.p.A. of Taranto, Italy (1 system).
         - One of the world's largest non-ferrous cable manufacturers located in Europe purchased its first DynaPower system. For competitive reasons, the customer has requested that the company name not be mentioned.

         During second quarter of 2000, the DynaPower division signed agency agreements with Outokumpu WTT of Norrkoping, Sweden and Gold Line International Co., Ltd. of Seoul, Korea. Outokumpu WTT is a world leader in surface and water treatment in the wire industry. The company specializes in high speed copper coating systems and plating lines. The agreement allows DynaPower to exclusively represent WTT's copper plating and coating lines in North America. Gold Line International Co., Ltd. of Seoul, Korea is a leader and innovator in the Korean wire industry. Gold Line represents many of the major manufacturers of industrial wire processing equipment in the world and holds a majority market share of the sales of this equipment to the Korean industry. The Company anticipates that both agreements will result in increased international sales of DynaPower systems as well as increased revenues through our North American sales network.

         In third quarter of 2000, the Company established the DynaPower division as a wholly owned operating subsidiary named DynaPower, Inc. James Alexander, formerly General Manager of the division, was appointed President & CEO and Andrew Kingston was appointed Chairman of the Board of the new Company. DynaMotive Technologies Corporation will continue to hold the intellectual property rights to the patented DynaPower(R) and DynaSonics(R) metal cleaning technologies and will license these technologies to DynaPower, Inc. The subsidiary moved to new headquarters in Vancouver, BC where it conducts day to day operations and its marketing activities.

         Also during third quarter, the Company filed patents in the USA and Canada for a new application based on its metal cleaning technology that it believes has commercial potential for ultrasonic cleaning of wire drawing dies. The Company has developed a novel process for cleaning diamond or tungsten carbide dies which are used by the wire industry for drawing a variety of metal wires. Die makers and wire mills have been aggressively looking for an effective cleaning process to replace old, ineffective and slow processes currently in use. DynaMotive believes that its new technology can be used by die makers to quickly and effectively clean their dies during the manufacturing or servicing processes and by wire mills to clean their dies during regular maintenance.

         Following successful pilot scale demonstration of the cleaning speed and effectiveness of the new system, the Company has received enquiries from major die makers in the U.S. It plans to build a prototype cleaning station by the end of April 2001 which will be ready for in-plant trials in May 2001 in order to further demonstrate the new system.

         DynaPower's strategic marketing plan consists of direct marketing in North America, the establishment of world-wide sales agents, advertising in wire industry publications and participation at international trade shows. DynaPower staff showcased its wire cleaning technology at a number of major wire industry trade fairs in 2000: Wire 2000 - Europe's largest wire industry trade show held in Dusseldorf, Germany; Wire Expo 2000 in Nashville TN; Wire Asia in Shanghai, China.; and Wire and Cable Mexico in Mexico City, Mexico. In-plant trials were arranged in North America and Europe from contacts obtained at these wire shows.

(ii) NEW PRODUCTS

         The Company's business includes the development and introduction of new products and may include entry into new business segments. As of year end 2000, the Company has not made any material commitments to new products that are unrelated to its core technologies described above, nor does it have any definitive plans to enter new business segments that would require such an investment. (See Section (viii) RESEARCH AND DEVELOPMENT.)

(iii) RAW MATERIALS AND SUPPLIERS

         For the most part, the Company's products are custom designed and manufactured and are not produced for inventory. The practice in the DynaPower(R) Business Unit is for customers to make a down payment at the time a contract is entered into and continue to make progress payments until the contract is completed and the work accepted as meeting contract guarantees.

         While the Company conducts the final assembly of its products prior to sale, it does not manufacture the major components of its DynaPower(R) metal cleaning systems. The manufactured components and materials used in the Company's products are obtained from both domestic and foreign sources. Generally, lead-time for delivery of materials does not presently constitute a problem.

         While the Company has intentionally chosen to use only a limited number of manufacturers to produce the components for these technologies, in the opinion of management, the Company has a readily available supply of components and raw materials for all of its anticipated products from various sources and does not anticipate any difficulties in obtaining the components and raw materials necessary to its business.

         The Company believes that this limited manufacturing strategy allows it to deliver superior products without the high capital expenditures that the Company would otherwise require in order to manufacture the components itself. As a result of limiting the number of suppliers for the key components for the Company's products, the Company believes it is better able to control costs while still maintaining high quality specifications for the components' manufacture. Moreover, the Company believes that it is better able to limit the number of third parties who have access to the Company's proprietary technologies.

(iv) PRIMARY CUSTOMERS

         The Company presently has a limited customer base purchasing its technologies. The DynaPower(R) industrial metal cleaning systems are sold to the wire manufacturing industry for the wire cleaning applications outlined above. The Company's BioOil technology is not yet fully commercialized. However, the Company has targeted engine manufacturers producing power and heat as the initial target customer base for BioOil fuels. As BioOil production increases, the customer base for BioOil derivative products could also include manufacturers of slow release fertilizers, air pollution control products and specialty chemicals.

(v) PATENTS, LICENSES, AND TRADEMARKS

         The Company considers patents to be an important aspect of the present operation of its business. The Company aggressively seeks to protect its intellectual property such as trademarks, patents, product designs, manufacturing processes and new product research and concepts. These rights are protected through the development and acquisition of utility and design patents and trademark registrations, the maintenance of trade secrets and, when necessary and appropriate, litigation against those who, in the Company's opinion, are competing unfairly with the Company. The Company also maintains stringent procedures to maintain the secrecy of its confidential business information. These procedures include the establishment of "need to know" criteria for the dissemination of certain information and the use of written confidentiality agreements in cases where the sharing of proprietary information with third parties is necessary.

(vi) COMPETITION

         The Company strives to compete on the basis of its ability to provide products that are more economical than comparable existing products and which are more environmentally friendly than current products used by the expected industrial consumers.

         With DynaPower(R), the determination of whether a manufacturer uses DynaPower(R) instead of traditional metal "pickling" processes for cleaning their products depends upon localized, individualized factors such as each customer's cost of electricity, surface quality requirement, type of contaminants, the mechanical production processes and costs of disposal of acid, caustics and solvents. In the Company's opinion, however, the DynaPower(R) systems are expected to provide a significant cash saving that generates capital pay back within one to three years.

         The Company's BioOil production technology is currently in the demonstration stage. While the BioOil Business Unit has produced and shipped BioOil to engine manufacturers for testing purposes and is working with partners on developing BioOil derivative products, it has not reached commercial production. The Company believes that the combination of its BioTherm systems' lower capital costs, higher yield of BioOil, superior quality of produced BioOil, system reliability and scalability provide DynaMotive with very significant competitive advantages vis-a-vis other existing technologies.

         As for the Company's BioLime(R) technology, providers of flue gas desulfurization scrubbers and selective catalytic systems for NOX emission reduction can be viewed to be competitors to the Company. However, these competing technologies have enormous up front capital costs.

         Despite environmental and cost advantages that the Company believes exist with its primary technologies, the markets for the Company's products are traditionally highly competitive and providers of alternative technologies may have advantages due to their long-standing relationships with DynaMotive's potential customers. Competitors to DynaMotive may also have substantially greater access to capital and technical resources than does the Company and may therefore have competitive advantages. The Company's success is dependent on the acceptance of its technologies by industries that may be slow to change and implement new technologies.

         We have limited competition as we approach the market with innovative technical solutions. Barriers to entry are mainly the acceptance by clients of new technologies that are not yet fully proven commercially. The metal cleaning division has had a certain degree of success and is gradually achieving market acceptance.

         Therefore, like any new technology, the Company's primary technologies face market acceptance barriers that do not affect already established technologies. To date, the Company's primary technologies and products have gained limited market acceptance and have generated limited revenues. The success of new products depends on a variety of factors, including product selection, pricing, performance and design, implementation of manufacturing and assembly processes, product performance and effective sales and marketing. Further, the Company has only recently begun to undertake to market certain of the Company's more developed technologies.

(vii) EFFECT OF GOVERNMENTAL AND ENVIRONMENTAL PROTECTION REGULATIONS

         The Company may be subject to material federal, state or foreign environmental laws. If full commercial use of BioOil in power generation, heat and other applications such as BioLime(R) commences, the Company believes that it may become subject to various federal, local and foreign laws and regulations pertaining to the discharge of material into the environment, the use of biological waste products as feedstock, and otherwise relating to the protection of the environment. The Company believes that it will be able to fully comply in all material aspects with all such laws and regulations to the extent that they be deemed applicable to the Company's product with only minimal resources expected to be required by the Company in so complying. Moreover, certain countries' regulations may require that additional safety devices be installed on the Company's DynaPower(R) system in order to comply with local safety requirements. The Company does not believe, however, that such modifications would materially impact the Company's ability to sell the DynaPower(R) system or upon the profitability of each system sold.

         The Company believes that the environmental regulations currently imposed upon the targeted consumers of the Company's primary technologies are likely to be maintained if not expanded upon for the foreseeable future. The imposition of such regulations upon these targeted customers is expected to provide significant assistance to the Company's ability to sell its products. Any more stringent environmental protection laws enacted in any area in which a targeted customer is located is expected to further enhance the Company's ability to attract customers to use these products.

(viii) RESEARCH AND DEVELOPMENT

         As of the end of 2000, the Company had expended on a cumulative basis $7,028,905 on research and development. Of this amount, $2,299,264 was sponsored by customer and government funding as of December 31, 2000. Thirteen full time employees were engaged in research and development activities as at December 31, 2000.

(ix) NUMBER OF EMPLOYEES

         As at December 31, 2000, the Company employed 50 persons including full-time and a varying number of part-time employees, depending on project development stages. Full-time employees include individuals with consulting agreements who provide full-time service to the Company.

(x) REPORTS TO SHAREHOLDERS

         In accordance with the Company Act of British Columbia, the Company is required to send to its shareholders annual reports containing audited financial statements. Such audited financial statements are prepared in accordance with the generally accepted accounting standards of Canada. Such financial statements will include an auditors' report to shareholders containing an opinion by the auditors that the financial statements present fairly, in all material respects, the financial position of the Company as of the dates, and the results of its operations and its cash flows for the periods, noted therein, but will contain, however, a full reconciliation of the financial information with U.S. generally accepted accounting principles.

(xi) ENFORCEABILITY OF CIVIL LIABILITIES AGAINST FOREIGN PERSONS

         DynaMotive is a British Columbia, Canada Corporation. The majority of its directors and officers are residents of Canada and most of its assets are located outside of the United States. As a result, it may be difficult for shareholders resident in the United States to effect service of process within the United States upon the Company and its officers or directors who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon civil liability of the Company and such directors or officers under the United States' federal securities laws. There is substantial doubt as to whether Canadian courts would (i) enforce judgments of United States courts of competent jurisdiction obtained against DynaMotive or its directors and officers predicated upon the civil liabilities provisions of such securities laws, or
(ii) impose liabilities in original actions against DynaMotive or its directors and officers predicated solely upon such securities laws. Accordingly, United States shareholders may be forced to bring actions against DynaMotive and its directors and officers under Canadian law and in Canadian courts in order to enforce any claims that they may have against DynaMotive or its directors and officers. Subject to necessary registration under applicable provincial corporate statutes in the case of a corporate shareholder, Canadian courts do not restrict the ability of non-resident persons to sue in their courts. Moreover, there is no guarantee that in the event that a lawsuit is in fact filed against the Company or against its directors and officers that a Canadian court will enforce the securities, or any other laws of the United States, or any states located therein.


ITEM 2.  PROPERTIES.

         The Company's facilities are leased. The Company's corporate headquarters are located in a business park complex in Vancouver, BC, Canada with approximately 7,200 square feet of office space which includes 2,700 square feet of additional office space acquired during the fourth quarter 2000 to house its Finance and Communications departments.

         The Company has also leased approximately 7,000 square feet of premise at British Columbia Research, Inc. ("BCRI") for its research and development team and its newly constructed 10 tonnes per day BioOil demonstration plant.

         During the second quarter 2000, DynaPower, Inc., was established as a wholly owned subsidiary of the Company and moved to its headquarters located beside the corporate offices occupying approximately 700 square feet of office space.

         DynaMotive Europe Limited, one of the Company's wholly owned subsidiaries has moved its operations to Central London to better service its corporate needs.

         As of December 31, 2000, the Company's average monthly premise and equipment lease obligations for all locations totaled approximately $17,333 per month. As part of a credit facility agreement, the Company has provided the bank a General Security Agreement on all present and future properties.

ITEM 3.  LEGAL PROCEEDINGS.

         On November 24, 2000, the Company was named as a party to a legal proceeding filed by HPG Research Ltd., a British Columbia company, in the Supreme Court of British Columbia for an alleged breach of a Royalty Agreement, executed between the Company and HPG in 1993, and potential claim for royalties based on a certain percentage of DynaPower sales. At year end, the parties agreed to proceed to arbitration under the Commercial Arbitration Act of British Columbia and are in the process of finding a suitable arbitrator for this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter, no matters were submitted to a vote of the security holders of the Registrant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         DynaMotive Technologies Corporation's Common Stock is traded on the Over the Counter Bulletin Board (OTC BB) under the symbol DYMTF.OB. The Registrant estimates that as at December 31, 2000 there were approximately 395 shareholders of record of the Company's Common Stock. The closing market sales price on the OTC BB for the Company's Common Stock on March 23, 2001 was $0.90 per share. The following table shows the market range for the Company's Common Stock based on the reported bid quotations during 1999 and 2000 as reported by Market Smart and Yahoo:

                                             BID
                                             ---
                                       HIGH        LOW
                                       -----      -----
         2000     First Quarter        $2.63      $0.28
                  Second Quarter        2.44       1.00
                  Third Quarter         2.25       1.63
                  Fourth Quarter        1.97       0.69


                                             BID
                                             ---
                                       HIGH        LOW
                                       -----      -----
         1999*    First Quarter        $1.50      $0.38
                  Second Quarter        0.97       0.38
                  Third Quarter         0.50       0.31
                  Fourth Quarter        0.44       0.28

* The Company was de-listed from the Nasdaq Small Cap Market on April 16, 1999 and began trading on the Over the Counter Bulletin Board.

The quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         The Company has never declared or paid cash dividends on its Common Shares. The Company currently intends to retain its earnings, if any, to provide funds for the operation and expansion of its business and, therefore, does not anticipate declaring or paying cash dividends in the foreseeable future. The declaration of dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider such factors as the Company's earnings, financial condition, capital needs and other relevant factors.

         There are no Canadian laws, decrees or regulations applicable to the Registrant that restrict the export or import of capital or that affect the remittance of dividends or other payments, if any, to non-resident holders of the Company's Common Stock, other than British Columbia corporate laws which restrict the Company from paying dividends where the Company is or as a result of paying the dividend will become insolvent. The Canada-U.S. Income Tax Convention (1980), as amended, provides that the normal 25% withholding tax rate is reduced to 15% on dividends paid on shares of a corporation resident in Canada to residents of the United States, and also provides for a further reduction of this rate to 5% where the beneficial owner of the dividends is a corporation which is a resident of the United States and which owns at least 10% of the voting shares of the corporation paying the dividend.

         The Company is a Province of British Columbia, Canada, company. There is no law or governmental decree or regulation in Canada that restricts the export or import of capital, or affects the remittance of dividends, interest or other payments to a non-resident holder of its Common Shares, other than withholding tax requirements and British Columbia corporate laws which restrict the Company from paying dividends where the Company is or as a result of paying the dividend will become, insolvent.

         There is no limitation imposed by the laws of Canada on the right of a non-resident to hold or vote the Common Shares, other than as provided in the Investment Canada Act (Canada) (the "Investment Act"). The following discussion summarizes the material features of the Investment Act for a non-resident who proposes to acquire a controlling number of common shares. It is general only, it is not a substitute for independent advice from an investor's own advisor, and it does not anticipate statutory or regulatory amendments. The Company does not believe the Investment Act will have any affect on it or on its non-Canadian shareholders due to a number of factors including the nature of its operations and the Company's relatively small capitalization.

         The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture (each an "entity") that is not a "Canadian" as defined in the Investment Act (a "non-Canadian"), unless after review the Director of Investments appointed by the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. The size and nature of a proposed transaction may give rise to an obligation to notify the Director to seek an advance ruling. An investment in the Common Shares by a non-Canadian other than a "WTO Investor" (as that term is defined in the Investment Act and which term includes entities which are nationals of or are controlled by nationals of member states of the World Trade Organization) when the Company was not controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company, as determined in accordance with the regulations promulgated under the Investment Act, was $5 million or more, or if an order for review was made by the federal cabinet on the grounds that the investment related to Canada's cultural heritage or national identity, regardless of the value of the assets of the Company. An investment in the Common Shares by a WTO Investor, or by a non-Canadian when the Company was controlled by a WTO Investor, would be reviewable under the Investment Act if it was an investment to acquire control of the Company and the value of the assets of the Company, as determined in accordance with the regulations promulgated under the Investment Act, was not less than a specified amount, which for 2000 exceeds Cdn$192 million. A non-Canadian would acquire control of the Company for the purposes of the Investment Act if the non-Canadian acquired a majority of the Common Shares. The acquisition of less than a majority but one-third or more of the Common Shares would be presumed to be an acquisition of control of the Company unless it could be established that, on the acquisition, the Company was not controlled in fact by the acquiror through the ownership of the Common Shares.

         The foregoing assumes the Company will not engage in the production of uranium or own an interest in a producing uranium property in Canada, or provide any financial service or transportation service, as the rules governing these businesses are different. Certain transactions relating to the Common Shares would be exempt from the Investment Act, including

         (a) an acquisition of the Common Shares by a person in the ordinary course of that person's business as a trader or dealer in securities,

         (b) an acquisition of control of the Company in connection with the realization of security granted for a loan or other financial assistance and not for a purpose related to the provisions of the Investment Act, and

         (c) an acquisition of control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of the Company, through the ownership of the Common Shares, remained unchanged.

ITEM 6.  SELECTED FINANCIAL DATA.
(In thousands, except per share amounts)

         The following selected financial data have been prepared in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 16 of the company's audited financial statements.

                                                                               Fiscal Year
                                                      2000          1999           1998          1997         1996
Results of operations:                                ----          ----           ----          ----         ----

       Revenue                                      $   908       $ 1,260        $ 1,562      $ 1,396       $   408

       Interest expense and other                       (27)           (4)            (3)          (7)          (23)

       Net loss per Canadian GAAP                    (4,757)       (2,445)        (2,906)      (2,203)       (3,392)

       Loss per share, Canadian GAAP                  (0.14)        (0.11)         (0.22)       (0.20)        (0.32)

       Net loss per US GAAP                          (5,794)       (2,638)        (3,449)      (2,556)       (3,587)

       Loss per share, US GAAP                        (0.18)        (0.12)         (0.29)       (0.27)        (0.39)

Financial position at year-end:

       Total assets                                 $ 4,469       $ 2,312        $ 3,485      $ 3,462       $ 3,745

       Total debt                                       234           155          1,591           89           263

       Shareholders' equity, Cdn GAAP                 3,571         1,420          1,123        2,304         2,066

       Shareholders' equity, US GAAP                  3,492         1,340          1,053        2,246         1,998

       Common shares issued                          35,851        24,617         14,801       12,273        11,172


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         This Annual Report on Form 10-K may contain forward looking statements, within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, regarding DynaMotive Technologies Corporation. Actual events or results may differ materially from the company's expectations, which are subject to a number of known and unknown risks and uncertainties including but not limited to changes and/or delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, and general economic and market conditions. Other risk factors discussed in the Company's past filings with the United States Securities and Exchange Commission may also affect the actual results achieved by the Company.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

         The Company's financial statements have been prepared in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 16 of the Company's consolidated financial statements.

RESULTS OF OPERATIONS

         During 2000, the Company generated commercial sales for its DynaPower(R) metal cleaning systems that resulted in shipments of the systems to the US, Canada, China, Scotland and Italy. The Company's primary focus, however, has been the development and scale-up of its BioOil technologies. It successfully upgraded its one half tonne per day BioTherm(TM) unit to a two tonnes per day unit. In December of 2000, the Company completed its new 10 tonne per day BioTherm(TM) demonstration plant at BC Research Inc. (BCRI).

         For the year ended December 31, 2000, the Company's total revenues decreased to $907,744 from revenues of $1,259,668 generated in the year 1999. Revenues for 2000 were lower than for 1999 primarily due to decline in commercial sales volume of its DynaPower(R) metal cleaning systems.

         For the year ended December 31, 1999, the Company's total revenues decreased to $1,259,668 from revenues of $1,562,389 generated in the year ended 1998. While the revenues for 1999 were lower than for 1998, the majority of 1998's revenue resulted from the one-time sale of the Company's rights to its actuator technology. During 1999 only $66,197 in sales revenue was recognized from the sale of the Company's actuator systems as opposed to $1,176,821 recognized in 1998. This decrease in actuator sales revenue in 1999 was substantially offset by the increase in the sales of the Company's DynaPower wire cleaning systems.

         The overall cost of sales in 2000 decreased to $442,848 from $978,136 in 1999 resulting in a gross margin of 51.2% for 2000 as compared to 22.3% for 1999. The increase in overall gross margins for 2000 was due to licensing revenue and significant increase of non-recurring engineering cost which was not allocated to cost of sale and significant decrease in direct labour costs. The cost of sales in 1998 amounted to $1,067,406 representing a gross margin of 31.7%.

         For the years ended 2000, 1999, and 1998 the Company had expended on an annual basis $531,522, $519,380, and $956,400 respectively, on research and development. Of these amounts, $284,989, $120,041, and $357,636 respectively, were sponsored by government funding. The remainder of the respective annual expenditures were Company-sponsored.

         General and administrative salaries and benefits increased to $2,080,685 in 2000 from $917,805 in 1999. The increase in 2000 was mainly from payments of board compensations, staff bonus, overtime settlement and consulting fees. A majority of the increases in the year 2000 were paid in restricted common stocks. General and administrative salaries and benefits increased slightly to $917,805 in 1999 from $831,133 in 1998.

         Overall capital expenditures, net of government grants and disposal, for developing and patenting the Company's technologies increased to $1,450,827 in 2000 from $95,369 in 1999. A portion of the capital expenditure in the year 2000 was related to acquisition of patents for the Company's common stock. Specific capital expenditures for the Company's motion control actuator systems were negligible in 2000 and 1999. Capital expenditures on the Company's DynaPower technology increased to $111,557 from $41,775 over the same year-to-year interval. The increase was due to construction of new demonstration equipment for marketing purpose and patent legal fees. Capital expenditures for the BioTherm(TM) technology increased to $1,110,863 in 2000 from $36,086 in 1999. A majority of the increase in the BioTherm(TM) capital expenditures was on construction of the 10 tonne per day demonstration plant.

         Overall capital expenditures, net of government grants and disposal, for developing and patenting the Company's technologies decreased to $95,369 in 1999 from $235,044 in 1998. Specific capital expenditures for the Company's motion control actuator systems were negligible in 1999, decreasing from $1,791 for 1998. Capital expenditures on developing the Company's DynaPower technology decreased to $41,775 from $111,141 over the same year-to-year interval. Capital expenditures for the BioLime technology decreased to $36,086 in 1999 from $75,009 in 1998.

         The Company's total assets increased to $4,469,120 at the end of 2000 from $2,312,435 at the end of 1999 due to significant increase in cash, government grants receivable and fixed assets. Liabilities increased slightly to $898,374 at the end of 2000 from $892,850 at the end of 1999 due to changes in trade accounts payables, accrued liabilities and short term debt.

         The Company's total assets decreased to $2,312,435 at the end of 1999 from $3,485,275 at the end of 1998 due to significant decrease in cash and fixed assets. Liabilities decreased to $892,850 at the end of 1999 from $2,362,235 in 1998. The principal clause for this decrease was the year-to-year net decrease in current liabilities to $892,850 from $2,329,070, including $1,480,000 in convertible debentures repaid in cash and shares of common stock in the first quarter of 1999.

         During the year ended December 31, 2000, the Company recorded a net operating loss of $4,756,873 compared to a net loss of $2,444,931 for the year 1999. The increase in operating loss in 2000 as compared to 1999 is primarily attributable to (i) an increase in marketing costs; (ii) an increase in salaries and benefits, and (iii) an increase in professional fees, the majority of which were non-cash. During the year ended December 31, 1998, the Company recorded a net operating loss of $2,905,651. The decrease in operating loss in 1999 as compared to 1998 is primarily attributable to
(i) a decrease in professional fees; (ii) a decrease in financing costs; and
(iii) a decrease in research and development costs.

         The loss per common share increased to fourteen cents ($0.14) for the year 2000 from eleven cents ($0.11) for the year 1999. The loss per common share for the year 1998 was twenty two cents ($0.22).

LIQUIDITY AND CAPITAL RESOURCES

         In February 2000, the Company entered into a new strategic alliance with China Energy Holdings Limited, a wholly owned subsidiary of China Strategic Holdings Limited, a Hong Kong investment company which together with its subsidiaries have substantial investments in biotechnology, information technology, telecommunications and e-commerce businesses as well as participating in a broad range of businesses in China, including manufacturing industries, infrastructure projects and energy related companies. In addition to China Energy providing DynaMotive with the means to introduce its technologies into Asia, China Energy also invested $3.5 million in exchange for 7 million restricted shares of the Company's shares of common stock.

         The Company completed the closing of a private placement having raised an additional $889,900 from the sale of 1,779,900 shares of its common stock from the private placements entered into during the period of February and March of 2000. During the year 2000, the Company received a government assistance commitment of $994,896 of which $661,046 is included in government grant receivable at December 31, 2000. Please refer to notes 9b and 14 of the consolidated financial statements.

         With the current cash on hand and anticipated sales revenue, the Company anticipates that it will require additional funding for its operation and commercialization of its BioTherm(TM) technologies during the year 2001. The Company is working closely with a global investment bank with the intent to raise up to $15 million equity financing during the second quarter of 2001. Given the market condition and other factors, there can be no guarantee that the Company will be successful in securing additional financing. If adequate funds are not available on acceptable terms when needed, the Company may be required to delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs.

CASH FLOW

         Principal sources of liquidity during the year ended December 31, 2000 were, (i) $4,503,491 in net proceeds ($4,528,129 gross) after deducting related issue costs and expenses from private placement offerings of the Company's common shares and common stock options exercised for cash.

         For the previous year ended December 31, 1999, the principal sources of liquidity were, (i) $2,525,000 in net proceeds ($2,625,000 gross) after deducting related issue costs and expenses from private placement offerings of the Company's convertible debentures; and (ii) $1,284,794 in sales revenues generated by the Company. For the previous year ended December 31, 1998, the principal sources of liquidity were, (i) $3,306,650 in net proceeds ($3,875,000 gross) after deducting related issue costs and expenses from private placement offerings of the Company's convertible debentures; and (ii) $1,620,927 in sales revenues generated by the Company.

         Overall cash flows increased during 2000 as the Company raised funds through issuance of private placements. During the year ended December 31, 2000, the Company used cash in operating activities and in investing activities of $2,450,338 and $1,163,915 respectively, and generated cash from financing activities of $4,546,876.

         During the previous year ended December 31, 1999, the Company used cash in operating activities and in investing activities of $2,021,178 and $95,369 respectively, and generated cash from financing activities of $1,128,107. During the year ended December 31, 1998, the Company used cash in operating activities and in investing activities of $2,447,552 and $235,044 respectively, and generated cash from financing activities of $3,308,999.

         The net amount of cash used in operating activities during 2000 increased 19% from 1999. Cash used in operating activities, which consisted of a loss for the period of $4,756,873 was significantly offset by, (i) amortization of non-cash items in the sum of $312,204; and (ii) non-cash equity compensation expenses, $2,215,220. Cash used in operating activities in 1999, which consisted of a loss for the period of $2,444,931, was partially offset by, (i) amortization of non-cash items in the sum of $292,684; and (ii) non-cash common shares issued for services, $145,504.

         The net amount of cash used in operating activities during 1999 decreased 20% from 1998. Cash used in operating activities, which consisted of a loss for the period of $2,444,931, was partially offset by, (i) amortization of non-cash items in the sum of $292,684 (ii) the increase in non-cash common shares issued for services, $145,504 for 1999 as compared to none during 1998.

         Financing activities during 2000 generated a net increase in cash of $4,546,876, primarily from the Company's private placements of common shares. Financing activities in 1999 generated a net cash increase of $1,128,107, primarily from the Company's private placements for common shares net of the complete repayment of the Company's previously issued convertible debentures. Financing activities in 1998 generated a net cash increase of $3,308,999, primarily from the Company's private placement offerings of convertible debentures.

         Investing activities in 2000 resulted in use of cash, net of grants and disposal, in the amount of $1,163,915 that consisted of $1,123,873 incurred in the acquisition of capital assets and $40,042 in patents. Investing activities in 1999 resulted in use of cash, net of grants and disposal, in the amount of $95,369 that consisted of $79,808 incurred in the acquisition of capital assets and $22,714 in patents. For the year 1998, investing activities resulted in a net use in cash of $235,044, of which $128,938 was for capital assets and $106,106 for patents.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is affected by the fluctuation in foreign currencies and change in interest rates. The source of the Company's revenue is primarily in US dollars while the majority of its expenses are in Canadian currency. The Company holds cash in both US and Canadian funds and exchange from US currency to Canadian currency as necessary.

         The Company can be adversely affected when the Canadian currency appreciates. The management has the ability, to some extent, to time the exchange and enter into forward exchange contracts in an attempt to mitigate such risk. The Company reports in US currencies; when translating the Company's financial statements from Canadian dollars to US currencies, depending on the prevailing exchange rate at the time, some impact from prior exchange transactions may be off-set. The extent of the Company's exposure depends on the degree of fluctuation in foreign currencies. Due to the nature of foreign currency exchange, the exact exposure is difficult to estimate.

         The Company holds its cash reserve in short term deposits. The interest revenue obtained from these instruments will depend on the market interest rate prevailing at the time. Based on cash positions at December 31, 2000, the change in interest revenue due to changes in market interest rates is not material. The Company also has short term credit facilities which it draws upon and repays as necessary. The interest expense depends on the prevailing market rate at the time. Due to the average size of the loan outstanding at any one time, the differences in interest expenses resulting from fluctuation in interest rate are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                AUDITORS' REPORT

To the Shareholders of
DYNAMOTIVE TECHNOLOGIES CORPORATION

We have audited the consolidated balance sheets of DYNAMOTIVE TECHNOLOGIES CORPORATION as at December 31, 2000 and 1999 and the consolidated statements of loss and deficit and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and U.S. generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 in accordance accounting principles generally accepted in Canada. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied, except for the change in the method of accounting for income taxes as explained in note 3, on a consistent basis.



Vancouver, Canada
April 12, 2001.                                            Chartered Accountants


        COMMENTS BY AUDITOR ON CANADA-UNITED STATES REPORTING DIFFERENCE

United States reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 1 to the financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and United States generally accepted auditing standards, our report to the shareholders dated April 12, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditor's report when these are adequately disclosed in the financial statements.



Vancouver, Canada
April 12, 2001.                                            Chartered Accountants

DYNAMOTIVE TECHNOLOGIES CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                       (See Basis of Presentation - Note 1)

As at December 31                                                               (in U.S. dollars)

                                                                       2000               1999
                                                                        $                   $
--------------------------------------------------------------------------------------------------
ASSETS [NOTE 7]
CURRENT
Cash and cash equivalents [NOTE 4]                                   1,095,715            223,769
Accounts receivable [NOTE 13]                                          298,676            384,743
Government grants receivable [NOTES 9 AND 14]                          661,046            158,942
Inventory                                                               20,528             37,950
Prepaid expenses and deposits                                          136,848            129,530
--------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 2,212,813            934,934
--------------------------------------------------------------------------------------------------
Capital assets [NOTE 5]                                              1,526,369            848,292
Patents [NOTE 6]                                                       729,938            529,209
--------------------------------------------------------------------------------------------------
                                                                     4,469,120          2,312,435
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Bank indebtedness [NOTE 7]                                             233,520            190,095
Accounts payable and accrued liabilities [NOTE 17]                     560,906            437,631
Deferred revenue                                                       103,948            265,124
Loan payable [NOTE 7]                                                       --             35,126
--------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              898,374            892,850
--------------------------------------------------------------------------------------------------
Commitments and contingencies [NOTES 1, 9 AND 10]
SHAREHOLDERS' EQUITY
Share capital [NOTE 8]                                              21,040,882         15,461,939

Shares to be issued [NOTE 8[b]]                                        250,713             36,912
Contributed surplus [NOTE 8[d], and 8[h]]                            1,584,997            409,030
Cumulative translation adjustment                                     (371,062)          (310,385)
Deficit                                                            (18,934,784)       (14,177,911)
--------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                           3,570,746          1,419,585
--------------------------------------------------------------------------------------------------
                                                                     4,469,120          2,312,435
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

On behalf of the Board:

                    Director                      Director

DYNAMOTIVE TECHNOLOGIES CORPORATION

                             CONSOLIDATED STATEMENTS
                               OF LOSS AND DEFICIT
                       (See Basis of Presentation - Note 1)

Year ended December 31                                                          (in U.S. dollars)
                                                     2000               1999              1998
                                                       $                  $                 $
--------------------------------------------------------------------------------------------------
REVENUE
Sales [NOTE 13]                                     907,744          1,259,668         1,562,389
--------------------------------------------------------------------------------------------------
                                                    907,744          1,259,668         1,562,389
--------------------------------------------------------------------------------------------------
EXPENSES [NOTE 10]
Cost of sales                                       442,848            978,136         1,067,406
Amortization                                        312,204            292,684           327,493
Amortization of financing costs [NOTE 8[c]]              --                 --           215,630
Interest expense                                     26,523              4,020             2,941
Marketing                                           723,390            403,593           227,432
Office supplies, telephone and insurance            221,141            217,550           191,490
Professional fees                                 1,489,376            357,795           975,571
Royalties                                            21,612             20,297            13,413
Rent                                                206,914            132,816            75,305
Research and development - net [NOTES 9[b]          246,533            399,339           598,764
   AND 14]
General and administrative salaries and
benefits                                          2,080,685            917,805           831,133
--------------------------------------------------------------------------------------------------
                                                  5,771,226          3,724,035         4,526,578
--------------------------------------------------------------------------------------------------
LOSS FOR OPERATIONS                              (4,863,482)        (2,464,367)       (2,964,189)

OTHER REVENUE & EXPENSES
Interest income                                     130,898             25,126            58,538
Loss on disposal of assets                          (24,289)            (5,690)               --
--------------------------------------------------------------------------------------------------
                                                    106,609             19,436            58,538
--------------------------------------------------------------------------------------------------
LOSS FOR THE YEAR                                (4,756,873)        (2,444,931)       (2,905,651)

Deficit, beginning of year                      (14,177,911)       (11,732,980)       (8,798,424)
Convertible debenture interest                           --                 --          (202,127)
Forgiveness of accrued interest [NOTE 8[c]]              --                 --           173,222
--------------------------------------------------------------------------------------------------
DEFICIT, END OF YEAR                            (18,934,784)       (14,177,911)      (11,732,980)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                            33,939,858         22,487,666        13,062,309
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE                                 (0.14)             (0.11)            (0.22)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

DYNAMOTIVE TECHNOLOGIES CORPORATION

                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                       (See Basis of Presentation - Note 1)

Year ended December 31                                                          (in U.S. dollars)
                                                     2000              1999              1998
                                                       $                 $                 $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year                                 (4,756,873)       (2,444,931)       (2,905,651)
Add items not involving cash:
   Amortization                                      312,204           292,684           327,493
   Amortization of financing costs                        --                --           215,630
   Stock based compensation                        2,215,220           145,504                --
   Loss on disposal of assets                         24,289             5,690                --
Net change in non-cash working capital
   balances related to operations [NOTE 12]         (245,178)          (20,125)          (85,024)
--------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                 (2,450,338)       (2,021,178)       (2,447,552)
--------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in bank indebtedness                         78,511           154,969                --
Repayment of loan                                    (35,126)          (76,511)          (70,792)
Convertible debenture retired                             --        (1,594,807)               --
Convertible debenture issued                              --                --         3,875,000
Convertible debenture issue costs                         --                --          (568,350)
Share capital issued                               4,503,491         2,644,456            73,141
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES              4,546,876         1,128,107         3,308,999
--------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Increase in patent costs                             (40,042)          (22,714)         (106,106)
Purchase of capital assets                        (1,123,873)          (79,808)         (128,938)
Proceeds on sale of equipment                             --             7,153                --
--------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                 (1,163,915)          (95,369)         (235,044)
--------------------------------------------------------------------------------------------------
Effects of foreign exchange rate changes on cash     (60,677)           66,323          (180,810)
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS DURING YEAR                           871,946          (922,117)          445,593
Cash and cash equivalents, beginning of year         223,769         1,145,886           700,293
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR             1,095,715           223,769         1,145,886
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS

DynaMotive Technologies Corporation ("the Company") was incorporated on April 11, 1991 under the laws of the Province of British Columbia. Since its inception the Company has been engaged in the process of commercializing several technologies that are in various stages of development.

The Company's primary focus is to commercialize its patented BioOil production technology and establish this technology as the world wide industry standard for production of BioOil clean fuels. The Company has developed, patented, or acquired three primary technologies: (1) BioTherm(TM), a biomass-to-energy technology that converts low value forest waste and agricultural by-products into liquid BioOil, which can be used as a fuel or as a raw material for the production of various derivative products; (2) DynaPower(R), a metal cleaning process that does not involve the use of chemicals; and (3) actuator technologies used in both steel and aluminum welding. To date, the Company's principal revenues have been derived from the sales of the actuators and sales of DynaPower(R) systems to various customer applications. The principal market for the Company's products is in the United States.

These financial statements have been prepared on the going concern basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of operations for the foreseeable future.

The Company incurred a net loss of $4,756,873 for the year ended December 31, 2000 and as at December 31, 2000 has a deficit of $18,934,784.

The ability of the Company to continue as a going concern is uncertain and is dependent on achieving profitable operations, and continuing development of new technologies, the outcome of which cannot be predicted at this time. Accordingly, the Company will require, for the foreseeable future, ongoing capital infusions in order to continue its operations, fund its research and development activities, and ensure orderly realization of its assets at their carrying value. The financial statements do not reflect adjustments in carrying values and classifications of assets and liabilities that would be necessary should the Company not be able to continue in the normal course of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 16.

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries DynaMotive Corporation, incorporated under the laws of Rhode Island, U.S.A.; DynaMotive Europe Limited (formerly known as DynaMotive Technologies (UK) Limited), incorporated under the laws of the United Kingdom; DynaMotive Canada Inc., federally incorporated under the law of Canada; DynaPower Inc., incorporated under the law of British Columbia; DynaMotive Puerto Rico, Inc., incorporated under the laws of Puerto Rico; DynaMill Systems Ltd. [1997 - 70% owned] and DynaMotive Electrochem Corporation, incorporated under the laws of British Columbia. DynaMill Systems Ltd., DynaMotive Electrochem Corporation and DynaMotive Puerto Rico, Inc. are companies with no significant net assets or operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

FOREIGN CURRENCY TRANSLATION

The accounts of the Company and its consolidated subsidiaries are measured using the Canadian dollar as the functional currency. Monetary items denominated in foreign currencies are translated into Canadian dollars using exchange rates in effect at the balance sheet date and non-monetary items are translated using

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

historical exchange rates. Exchange gains or losses arising on the translation or settlement of foreign currency denominated monetary items are included in the determination of net income, except for gains or losses related to long-term monetary items which are deferred and amortized over the life of the item.

The Company uses the U.S. dollar as the reporting currency for its consolidated financial statements. Assets and liabilities are translated into U.S. dollars using current exchange rates in effect at the balance sheet date and revenue and expense accounts are translated using the average exchange rate during the period. Gains and losses resulting from this process are recorded in shareholders' equity as an adjustment to the cumulative translation adjustment account.


FINANCIAL DERIVATIVES

Forward currency derivative financial instruments, such as forward contracts, are used from time to time to manage the effects of exchange rate changes on foreign currency exposures. Gains and losses on forward foreign exchange contracts are not recognized until realized and are then charged to income on a basis that corresponds with changes in the related amounts of foreign currency expenses.


REVENUE RECOGNITION

Revenue from the sale of products is recognized upon shipment of the product to the customer. Revenue from contracts relating to implementation of the Company's metal cleaning systems in a commercial application is recognized on a completed contract basis, except for those which are greater than three months in duration, for which revenue is recognized on a percentage of completion basis, where the basis of measure of performance is based on engineering estimates of completion. Losses on contracts are recognized when they become known.

GOVERNMENT ASSISTANCE AND INVESTMENT TAX CREDITS

Government assistance towards current expenses is included in the determination of income for the period as a reduction of the expenses to which it relates. Government assistance towards the acquisition of capital assets is deducted from the cost of the related capital assets. Investment tax credits are accounted for under the cost reduction method whereby they are netted against the expense or capital asset to which they relate.

Investment tax credits are recorded when the Company has incurred the qualifying expenditures and there is reasonable assurance the tax credits will be realized.

INVENTORY

Inventory comprises work in progress relating to the Company's products under construction and is recorded at the lower of average cost and net realizable value. Inventory work in progress costs include the cost of raw materials, direct labor and overhead.

RESEARCH AND DEVELOPMENT COSTS

Research costs are expensed in the year incurred. Development costs are expensed in the year incurred unless the Company believes the development project meets generally accepted accounting criteria for deferral and amortization. In evaluating these criteria the Company considers technological feasibility to be established only when a product demonstrates it operates under conditions which are acceptable to target customers.

If management determines that the development of products to which such costs have been capitalized is not reasonably certain, or that costs exceed recoverable value, such costs are charged to operations.

PRODUCT WARRANTIES

A liability for estimated warranty expense is established by a charge against cost of goods sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability.

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

PATENTS

Patents consist of the consideration paid for the patents and related legal costs and are amortized over the lesser of the estimated useful life of the related technology and the life of the patent commencing with commercial production. If management determines that development of products to which patent costs relate is not reasonably certain, or that costs exceed recoverable value, such costs are charged to operations.

Due to the long-term nature of estimates inherent in determining future cash flows, it is possible that the amounts or the estimated useful life of such assets could be reduced in the future.

CAPITAL ASSETS

Capital assets are recorded at cost, net of government assistance, and amortized using the following methods and annual rates:

     Furniture and fixtures               20% declining balance
     Computer equipment                   30% declining balance
     Computer software                   100% straight line
     Test equipment                       20% declining balance
     Leasehold improvements               Straight line over the term of the lease

CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents and are recorded at the amortized cost which approximates fair value.

FINANCIAL INSTRUMENTS

The fair values of the financial instruments approximate their carrying value except as otherwise disclosed in the financial statements.

INCOME TAXES

The Company follows the liability method of income tax allocation in accounting for income taxes.

STOCK BASED COMPENSATION PLAN

The Company has two stock based compensation plans - a stock appreciation rights
(SAR) plan and a stock option plan for directors, employees and others which are described in Note 8. Under the terms of the stock option plan, the Company may grant fixed options or options whose vesting is contingent on future performance. No compensation is recognized when SAR's and fixed or performance based stock options are granted to employees and directors.

The Company has a compensation arrangement with an officer of the Company, whereby the officer receives a fixed number of common shares per month. The Company records compensation expense monthly, based on the month-end quoted market price of the Company's stock.

In addition, the Company has entered into compensation arrangements which entitle non-employees to specified amounts which can only be settled by applying the amounts to exercise outstanding options to purchase common shares monthly over a period of up to twelve months. The Company recognizes compensation expense based on the fair value of the common stock issuable under the arrangement, when related services are performed. The common shares issuable under these arrangements are generally issued in the quarter following the period in which they are earned.

The Company may also issue stock options, SAR's and warrants as considerations for services rendered by non-employees. Such equity awards are recorded at their fair value, as compensation expense when the Company receives the related services and the equity awards vest. No compensation is recognized in connection with options and warrants awarded in connection with private placements, since share issue costs are net against the proceeds raised.

If shares or stock options are repurchased, the excess of the consideration paid over the carrying value of the shares or stock options cancelled is charged to contributed surplus or deficit.

LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of shares outstanding for the year including escrowed shares. The effect of potential issues of shares under share option, share purchase warrants and conversion agreements have not been disclosed as they are antidilutive.

3. CHANGE IN ACCOUNTING PRINCIPLES

Effective January 1, 2000, the Company adopted the new recommendations of The Canadian Institute of Chartered Accountants Handbook with respect to accounting for income taxes under the liability method. As permitted under the new rules, the prior period financial statements have not been restated. The change in accounting policy resulted in no adjustment at January 1, 2000 and had no impact on fiscal 2000.

Under the new recommendations, the liability method of tax allocation is used in accounting for income taxes. Under this method, future tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and measured using the substantively enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation. Future tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and measured at the tax rate in effect in the year the difference originated.

4. CASH AND CASH EQUIVALENTS

                                                                       2000               1999
                                                                         $                  $
--------------------------------------------------------------------------------------------------
Cash                                                                   194,482            38,457
Cash equivalents                                                       901,233           185,312
--------------------------------------------------------------------------------------------------
                                                                     1,095,715           223,769
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

The cash equivalents are denominated in Canadian dollars. Cash equivalents comprise mainly guaranteed investment certificates with an average interest rate of 5.33% [1999 - 3.38%].

5. CAPITAL ASSETS

                                                 2000                          1999
                                    --------------------------------------------------------------
                                                       ACCUMULATED                    ACCUMULATED
                                           COST       AMORTIZATION       COST        AMORTIZATION
                                             $              $              $               $
--------------------------------------------------------------------------------------------------
Furniture and fixtures                     191,071         64,009         82,112          48,021
Computer equipment and software            275,829        159,989        151,894         115,167
Test equipment                           1,564,177        852,820      1,511,522         758,114
Capital assets under construction          528,940             --             --              --
Leasehold improvements                      75,724         32,554         45,433          21,367
--------------------------------------------------------------------------------------------------
                                         2,635,741      1,109,372      1,790,961         942,669
--------------------------------------------------------------------------------------------------
NET BOOK VALUE                                     1,526,369                     848,292
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

During 2000, government grants of $49,004 (1999 - $16,445) have been applied to reduce the cost of test equipment and $283,983 have been applied to reduce the cost of capital assets under construction. Capital assets under construction comprised the cost to construct a 10 tonne per day BioOil plant.

6. PATENTS

Patents are shown net of accumulated amortization at December 31, 2000 of $469,341 [1999 - $372,003].

During 2000, the Company acquired exclusive rights to a technology patent from a related party owned by a Director of the Company in exchange for 1,000,000 shares of common stock. Of the total 1,000,000 common stock, 750,000 shares are subject to a trading restriction until the earlier of March 9, 2002, and the date at which the 10 tonne per day BioOil plant is fully commissioned.

The patent has been capitalized at $250,000, the fair value of the shares at the date the agreement was approved by the Board of Directors.

7. BANK INDEBTEDNESS AND LOAN PAYABLE

[a]  BANK INDEBTEDNESS

The Company has an authorized credit facility up to a maximum of $344,400 [$Cdn. 500,000]. As collateral for the loan, the Company has provided the lender a General Security Agreement providing a charge on all present and future assets. Amounts borrowed are repayable within 120 days from the date of borrowing and as at December 31, 2000, $233,520 (Cdn. $350,000) has been drawn down on this loan.

Covenants under the credit facility include, among other things, a requirement for the Company to obtain written consent prior to declaring dividends, significantly changing ownership control, committing to mergers, acquisitions, or changes in Company's principal line of business or entering other guarantees or other contingent liabilities and assets are not to be further encumbered.

The fair market value of the loan at December 31, 2000 approximates its carrying value.

[b]  LOAN PAYABLE

Pursuant to a contribution agreement with the Government of Canada Federal Ministry of Western Economic Diversification, the Company received financial contributions to assist in the development of certain research and development projects. Under the terms of the agreement, the total contribution was to be repaid in sixteen equal quarterly instalments commencing January 1, 1996. As of December 31, 2000 the contribution has been fully repaid.

8. SHARE CAPITAL

[a]  AUTHORIZED SHARE CAPITAL

The Company's authorized capital consists of 100,000,000 common shares [1999 - 100,000,000 common shares] with no par value and 100,000,000 preferred shares [1999 - 100,000,000] with a par value of $5.00 each, having attached special rights and restrictions. No preferred were issued and oustanding at December 31, 2000 and 1999.

[b]  ISSUED COMMON SHARES

                                                                               ISSUED
                                                                         #                 $
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                          12,272,511        10,679,372
--------------------------------------------------------------------------------------------------
Issued for cash
   Pursuant to exercise of stock options                                96,943            73,141
Pursuant to conversion of debentures, net of issue costs
     [NOTE 8[c]]                                                     2,431,870           809,701
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                          14,801,324        11,562,214
--------------------------------------------------------------------------------------------------
Pursuant to settlement of convertible debentures [NOTE 8[c]]         2,727,500         1,146,677
Issued for cash
   Pursuant to private placement (i)(ii)                             6,535,714         2,525,000
   Pursuant to exercise of stock options                               242,601           119,456
   Issued for service                                                  310,263           108,592
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                          24,617,402        15,461,939
--------------------------------------------------------------------------------------------------
Issue for cash
   Pursuant to private placement (iii)                               8,779,800         4,365,262
   Pursuant to exercise of stock options                               345,572           138,229
Issued for services [Note 10[iv]]                                    1,108,286           825,451
Issued to purchase technology patent                                 1,000,000           250,000
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                          35,851,060        21,040,882
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

(i) Pursuant to a private placement in the first quarter of 1999, 4,285,714 common shares were issued for $1,500,000 cash.

(ii) Pursuant to a private placement in 1999, 2,250,000 common shares were issued for $1,125,000 cash, less associated issue costs of $100,000.

(iii) Pursuant to private placements in quarter 1, 2000, a total of 8,779,800 common shares were issued for $4,365,262 cash net of issue cost of $24,638. 7,000,000 of the common shares issued pursuant to a private placement are subject to trading restrictions up to February 15, 2001.

[iv] The Company has entered into compensation arrangements with non-employees for specified amounts which can only be settled by applying the amounts to exercise outstanding options to purchase common shares monthly over a period of up to twelve months. Included in issued for services are 391,547 shares, fair valued at $266,764. In addition, the Company has issued 90,000 shares to an officer for services rendered, recorded at fair value of $139,700.

         Shares to be issued. At December 31, 2000 the Company has 378,883 common shares (1999 - 77,147) to be issued to an officer and non-employees for services rendered under compensation arrangements.

[c]  CONVERTIBLE DEBENTURES

Pursuant to a private placement in the second quarter of 1998, the Company issued 387.5 units, each unit comprised of a $10,000 convertible subordinate debenture, bearing an 8% interest rate with the principal and accrued interest due December 31, 1998. The debentures were convertible into common shares at a price equivalent to a 35% discount from the 5 day average of the common share's reported bid price preceding the conversion election at any time by the debenture holder. Gross proceeds of $3,875,000 less associated issue costs of $568,350 were received by the Company. Upon maturity, the Company had the option of repaying the debenture's principal and accrued interest in either cash or by forcing conversion under the debenture's normal conversion rate. Accordingly, the Company originally classified the convertible debentures as equity.

In 1998, the Company issued 2,431,870 common shares upon conversions of $915,000 in convertible debentures and accrued interest of $28,905. The amount credited to share capital was net of related convertible debenture issue costs of $134,204. Conversion prices ranged from $0.203 to $0.837 per common share. In 1998, $215,630 of issue costs were expensed and $173,222 of accrued interest which was forgiven was credited to the deficit.

In October, 1998 the Company suspended the conversion of the debentures and in February 1999 reached a settlement with the debenture holders. Pursuant to the terms of the settlement agreement, the Company was required to repay 50% of the principal amount of the outstanding convertible debenture amounting to $1,480,000 and issue common shares for the remaining balance of $1,480,000 on the basis of one common share for each $0.50 of principal.

As a result of the settlement, $1,480,000 of the principal amount of the convertible debentures was repaid in 1999. An amendment to the settlement, agreed to in 1999, resulted in an additional $114,807 being paid to certain debenture holders in cash instead of shares. The remaining $1,365,193, was repaid with common shares and has been classified as a component of shareholders' equity, less the applicable share issue costs of $218,516 which were paid in the year ended December 31, 1998.

[d]  ESCROW AGREEMENT

At December 31, 1998, 1,232,000 common shares were held in escrow to be released at a rate of one share for each $0.17 of "cash flow" as defined in the agreement, generated by the company.

During 1999, the Board approved an amendment to the Escrow agreement's release provisions that applied to 676,000 of the shares held in escrow. The amended release provisions are: 1/3 of the common shares in escrow will be released upon the Company achieving a capitalized stock value of $30 million for a consistent twenty day trading period; 1/3 of the common shares in escrow will be released upon the Company achieving a capitalized stock value of $50 million for a consistent twenty day trading period; 1/3 of the common shares in escrow will be released upon the Company achieving a capitalized stock value of $100 million for a consistent twenty day trading period.

During year ended December 31, 2000, 450,666 common shares were released from escrow and at December 31, 2000, 781,334 [1999 - 1,232,000] common shares are held in escrow.

[e]  STOCK OPTIONS

At December 31, 2000, the following stock options to Directors, employees and others were outstanding:

                                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                    -----------------------------------------------------------------
                                      WEIGHTED-
                       NUMBER          AVERAGE         WEIGHTED-         NUMBER         WEIGHTED-
    RANGE OF       OUTSTANDING AT     REMAINING         AVERAGE      OUTSTANDING AT      AVERAGE
    EXERCISE        DECEMBER 31,     CONTRACTUAL       EXERCISE       DECEMBER 31,      EXERCISE
     PRICES             2000             LIFE            PRICE            2000            PRICE
-----------------------------------------------------------------------------------------------------
  $0.40 - $0.75        1,836,616      1.93 years         $0.55          1,141,784         $0.46
      $1.00              858,069      2.84 years         $1.00            443,569         $1.00
      $1.50            2,362,500      3.82 years         $1.50          2,087,500         $1.50
  $1.95 - $3.13          118,472      1.65 years         $2.14             98,472         $2.18
  $4.00 - $5.50           53,985      0.94 years         $5.39             53,985         $5.39
-----------------------------------------------------------------------------------------------------
                       5,229,642                                        3,825,310
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

From time to time, the Company has provided incentives in the form of share purchase options to the Company's directors, officers and employees. The Company has reserved 5,377,659 [1999 - 3,692,610] (15%) of common shares for issuance upon the exercise of stock options of which at December 31, 2000 148,017 [1999 - 1,282,471] are available to be granted. The exercise price and the vesting terms of the options are determined by the Compensation Committee. The exercise price will generally be at least equal to the market price of the common shares at the date of the grant and the term may not exceed five years from the date of the grant. Stock options granted are also subject to certain vesting provisions as determined by the Compensation Committee.

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                                NO. OF COMMON   WEIGHTED AVERAGE
                                                               SHARES ISSUABLE   EXERCISE PRICE

--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                           1,547,385               2.58
--------------------------------------------------------------------------------------------------
Options granted                                                        872,635               0.46
Options cancelled                                                     (478,566)              2.48
Options exercised                                                      (96,943)              0.75
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                           1,844,511               0.73
--------------------------------------------------------------------------------------------------
Options granted                                                      1,070,863               1.11
Options cancelled                                                     (262,634)              0.97
Options exercised                                                     (242,601)              0.46
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                           2,410,139               0.90
--------------------------------------------------------------------------------------------------
Options granted                                                      3,885,500               1.17
Options exercised                                                     (737,119)              0.54
Options cancelled                                                     (265,278)              1.63
Options expired                                                        (63,600)              2.19
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                           5,229,642               1.14
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

During 2000, the Company re-priced 234,278 options issued to non-employees from original exercise prices ranging from $1.50 to $2.00 to a new exercise price of $0.75, the then market price of the shares.

On December 14, 1998, the Company re-priced 318,000 options issued to Directors from an original exercise price of $2.00 to $0.40. On December 10, 1999 these same options were repriced again from $0.40 to $1.00.

Included in the options granted in 2000, were 865,845 options to non-employees for services rendered, recorded at fair value of $961,000.

[f]  COMMON SHARE PURCHASE WARRANTS

At December 31, 1999 common share purchase warrants outstanding were as follows:

                                       NO. OF COMMON       EXERCISE            EXPIRATION
                                      SHARES ISSUABLE        PRICE               DATE(1)
---------------------------------------------------------------------------------------------------------
Series F Warrants                         2,075,000           $ 1.500        May 05, 2005
Series G Warrants                           300,000           $ 2.500        Mar 01, 2003
Series H Warrants                            15,000           $ 1.750        May 31, 2002
Series I Warrants                            15,000           $ 2.500        May 31, 2002
Series J Warrants                         1,005,000           $ 2.000        Jul 31, 2002-Jul 31, 2003
Series K Warrants                            75,000           $ 1.500        Jul 31, 2003
---------------------------------------------------------------------------------------------------------

(1) On September 8, 2000, 1,447,586 Series A Warrants and 315,625 Series B Warrants have expired.

(2)  On May 30, 2000, 358,492 Series C Warrants have expired.

(3)  On December 22, 2000, 275,000 Series D Warrants have expired.

(4) 2,000,000 of the Series F warrants were issued as a placement fee for a private placement. These warrants vested upon successful completion of the private placement.

     75,000 of the Series F warrants were issued to an employee of the company for past services.

(5) The Series G warrants were issued as a placement fee for a private placement. These warrants vested upon successful completion of the private placement.

(6) The Series H, I, J, and K warrants have been issued for services. Of these warrants, 75,000 have been issued to an employee of the company for past services. The remaining warrants have been issued to non-employees. The warrants remaining have the following vesting terms: 675,000 warrants vest monthly based on the consulting agreement term; 120,000 warrants vest upon completion of performance criteria; and, 315,000 warrants vested immediately upon grant.

     As at December 31, 2000, 513,750 warrants are unvested, compensation in respect of the vested warrants has been recorded at a fair value of $628,000.

[g] STOCK APPRECIATION RIGHTS

During 1998, the Company established a stock appreciation rights plan whereby the participants will be entitled to require the Company to redeem the stock appreciation rights ("SARs") for an amount equal to the excess of the market value of the underlying common shares over the initial value of the SAR at the date of grant.

The SARs vest as the Company achieves stock values as defined in the agreement:
1/3 of the SAR's issued may be redeemed upon the Company achieving a capitalized stock value of $30 million for a consistent twenty day trading period; 1/3 of the SAR's issued may be redeemed upon the Company achieving a capitalized stock value of $50 million for a consistent twenty day trading period; 1/3 of the SAR's issued may be redeemed upon the Company achieving a capitalized stock value of $100 million for a consistent twenty day trading period.

The Company also has the right to redeem the SARs at its option under certain circumstances. The number of SARs that can be granted under the plan until December 31, 2008 cannot exceed 2,500,000.

Stock appreciation rights transactions and the number of stock appreciation rights outstanding are summarized as follows:

                                                                                      NO. OF
                                                                                   SAR'S ISSUED
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999 AND 1998                                                  1,747,500
SAR's redeemed                                                                         (11,667)
--------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                                           1,735,833
--------------------------------------------------------------------------------------------------

At December 31, 2000, the following stock appreciation rights, all of which were issued to employees in 1999, were outstanding:

                                         INITIAL                         EXPIRATION
       SAR'S                              VALUE                             DATE
--------------------------------------------------------------------------------------------------
    1,253,333                           $0.400                       January 28, 2004
      200,000                           $0.625                       May 1, 2004
      207,500                           $1.000                       May 1, 2004
       75,000                           $1.000                       March 8, 2004
--------------------------------------------------------------------------------------------------
    1,735,833
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

[h]  CONTRIBUTED SURPLUS

During 1994, the Company entered into an escrow agreement with certain shareholders, Directors and employees, whereby the Company issued 2,512,720 common shares for cash consideration of $22,300. During 1995, the Company repurchased for cash 1,280,720 of these common shares at their original issue price of $11,366. The excess of the weighted average cost of the 1,280,720 common shares repurchased and cancelled over the purchase price, amounting to $409,030 ($Cdn. 560,315), has been credited to contributed surplus.

Contributed surplus also includes the fair value of stock options and warrants issued to non-employees for services rendered.


9. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

[a] Pursuant to an agreement to purchase certain patents, the Company is committed to pay a royalty of $7,100 on each sale of a unit of related product to a maximum of $106,500. No sales have occurred to December 31, 2000 on which the Company owes such royalty.

[b] During the year ended December 31, 1997, the Company entered into a contribution agreement with Industry Canada-Technology Partnerships Canada whereby the Company is entitled to receive a maximum of approximately $6.1 million or 37% of eligible expenditures, as defined in the agreement. In the event that commercial viability is achieved, then the assistance is repayable, denominated in Canadian dollars, commencing February 15, 2002 based on royalties from sales of specified products after December 31, 2001 resulting from the project to a maximum of $11 million. In 2000, $835,626 [1999 - $291,200] was claimed of which $556,746 [1999 - $158,942] is included in government grants receivable [Also see note 14]. The Company has yet to achieve commercial viability.

[c] The Company has available a maximum aggregate forward exchange contract facility of up to $750,000 U.S. dollars or the equivalent thereof in other approved currencies. The daily settlement limit is $250,000. No such instruments were outstanding at December 31, 2000 and December 31, 1999.

[d] The Company has the following future minimum lease commitments for premises and equipment expiring through 2003:

                                                                                             $
     ---------------------------------------------------------------------------------------------
     2001                                                                                229,000
     2002                                                                                219,000
     2003                                                                                214,000
     2004                                                                                124,000
     2005                                                                                119,000
     ---------------------------------------------------------------------------------------------
                                                                                         905,000
     ---------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------

9. COMMITMENTS AND CONTINGENCIES (CONT'D.)

CONTINGENCIES

In the ordinary course of business activities, the Company may be contingently liable for litigation and claims with customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Although it is not possible to estimate the extent of potential costs and losses, if any, management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position of the Company.


[a] In 1996 the Company was named as a co-defendant in a legal action for unspecified damages for alleged interference with the rights to a disintegration technology held by a subsidiary of the Company.

     The outcome of the action is not determinable at this time and the amount of any liability, if any, cannot be reasonably estimated. Accordingly, no provision for loss has been made in these consolidated financial statements.

[b] The Company is a party to a legal proceeding filed by HPG Research Ltd for an alleged breach of a royalty agreement and a potential claim of a certain percentage of DynaPower sales. The parties have agreed to proceed with arbitration, as provided for under the agreement.

10. RELATED PARTY TRANSACTIONS

In addition to the transactions described in Notes 6 and 8, the Company had the following transactions with related parties:

[a] Consulting fees and salaries of $793,000 for the year ended December 31, 2000 [1999 - $256,122; 1998 - $269,056] have been paid to Directors (or companies controlled by Directors) of the Company.

[b] The Company has entered into:

      [i] a royalty agreement, pursuant to an agreement to purchase certain patents for an unlimited term with a company controlled by a previous Director of the Company, based on 4% of the gross receipts from unit sales. No sales have occurred to date.

     [ii] a royalty agreement during 1993, pursuant to the use of certain proprietary information, with a company controlled by a former officer of the Company to pay the greater of $7,100 in 1996 and increasing by $3,600 each subsequent anniversary or 10% of the net proceeds of the sale of the components, for each anniversary date, developed from certain proprietary information for an unlimited term. If the Company fails to make a payment as required, it will forfeit all rights relating to the agreement including any patents or sub-licenses to third parties. A royalty expense of $21,612 has been recorded for 2000 [1999 - $18,000; 1998 - $14,400].

    [iii] The Company entered into a 24 month consulting and research agreement, expiring February 9, 2002, with a company controlled by a board member of the Company. The contract fees are $10,000 ($15,000
           Cdn) per month. The agreement is extendable annually by mutual agreement. Included in research and development expenses are fees of $110,000 to this related party.

11.  LOSSES AND UNUSED DEDUCTIONS CARRIED FORWARD FOR INCOME TAX PURPOSES

Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those future tax assets for which it is more likely than not that realization will not occur. Significant components of the Company's future tax assets as of December 31 are as follows:


                                                       LIABILITY             DEFERRAL
                                                        METHOD                METHOD
                                                       ---------      -----------------------
                                                         2000         1999               1998
                                                                        $                  $
----------------------------------------------------------------------------------------------
Net operating loss carryforwards                      5,133,000      3,795,000       3,055,000
Scientific research and development expenditures      1,400,000        765,000         770,000
Capital assets                                          443,000        324,000          18,000
Financing costs                                         181,000        279,000         282,000
----------------------------------------------------------------------------------------------
Total deferred tax assets                             7,157,000      5,163,000       4,125,000
Valuation allowance                                  (7,157,000)    (5,163,000)     (4,125,000)
----------------------------------------------------------------------------------------------
Net deferred tax assets                                      --             --              --
----------------------------------------------------------------------------------------------


The Company has scientific research and experimental development expenditures of approximately $3,182,000 available for carryforward indefinitely to be deducted against future taxable income. The Company also has non-capital loss carryforwards of approximately $11,665,000 available to offset future taxable income in Canada that expire as follows:

                                                                                             $
--------------------------------------------------------------------------------------------------
2001                                                                                     342,000
2002                                                                                   1,120,000
2003                                                                                   2,398,000
2004                                                                                   1,510,000
2005                                                                                   2,510,000
2006                                                                                   1,950,000
2007                                                                                   1,835,000
--------------------------------------------------------------------------------------------------
                                                                                      11,665,000
--------------------------------------------------------------------------------------------------

In addition, the Company has approximately $429,000 of investment tax credits available for carryforward to 2009 to offset future federal income taxes payable.

The ability of the Company to utilize the scientific research and development expenditures, investment tax credits, and other tax balances carried forward in the future is not reasonably assured and therefore the future benefit has not been recognized in the financial statements.

12. NET CHANGE IN NON-CASH WORKING CAPITAL

                                                      2000              1999              1998
                                                        $                 $                $
--------------------------------------------------------------------------------------------------
Accounts receivable                                   86,067           (51,927)         (209,330)
Government grants receivable                        (226,658)           31,158          (130,368)
Inventory                                             17,422            19,592           531,281
Prepaid expenses and deposits                         (7,318)           48,895          (141,413)
Accounts payable and accrued liabilities              46,485           (52,972)           81,154
Deferred revenue                                    (161,176)          (14,871)         (216,348)
--------------------------------------------------------------------------------------------------
                                                    (245,178)          (20,125)          (85,024)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
SUPPLEMENTARY INFORMATION
--------------------------------------------------------------------------------------------------
Interest paid                                         26,523             4,020             2,941
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

13. MAJOR CUSTOMERS

[a] The Company sells to multiple customers. The majority of sales for the year ended December 31, 2000 were derived from 3 customers, each representing 55%, 20%, and 12% respectively of consolidated sales. The majority of sales for the year ended December 31, 1999 were derived from 6 customers, each representing 26%, 18%, 15%, 11%, 10%, and 10% respectively of consolidated sales. The majority of the sales for the year ended December 31, 1998 were derived from 4 customers, each representing 75%, 9%, 6% and 4% respectively of consolidated sales. As at December 31, 2000 the aggregate accounts receivable balances relating to these customers was $230,283 [1999 - $209,350].

13. MAJOR CUSTOMERS (CONT'D.)

[b] During the year ended December 31, 1997 the Company entered into an exclusive licensing agreement with a major customer which provides the customer the rights to the use of certain technology developed by the Company for the production of actuators for welding applications. The licensing agreement provides for a five year non-competition period specifically related to stud welding.


14. GOVERNMENT ASSISTANCE

In addition to government assistance disclosed in note 9[b], during the year ended December 31, 2000, the Company entered into a contribution agreement with Natural Resources Canada whereby the Company is entitled to receive a maximum of $168,325 (Cdn - $250,000) as defined in the agreement. The contribution is non-repayable. In 2000, $168,325 was claimed of which 104,330 is included in government grants receivable.

Government assistance in the amount of $857,017 [1999 - $292,000; 1998 - $358,000] has been recorded as a reduction of expenditures.


15. SEGMENTED INFORMATION

The Company has five reportable segments. The segments are DynaPower(R), Actuators, BioTherm(TM), Corporate, and Other. DynaPower(R) is a process for cleaning metal without the use of chemicals. The actuator technology is used in both steel and aluminum welding. BioTherm(TM) is a biomass-to-energy technology that converts low value forest waste and agricultural by-products into BioOil, while Corporate consists of interest. Other includes a pulverizing technology which disintegrates a variety of solid materials and organic waste into a form suitable for the production of BioOil.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on many factors, including net income or loss.

The Company's reportable business segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.


                                                        2000             1999              1998
                                                          $                 $                $
----------------------------------------------------------------------------------------------------
REVENUE
Actuator                                                177,609           66,197         1,176,821
DynaPower(R)                                            729,326        1,189,446           308,682
BioTherm(TM)                                                808            4,025             9,524
Other                                                        --               --            67,362
Corporate                                                    --               --                --
----------------------------------------------------------------------------------------------------
                                                        907,744        1,259,668         1,562,389
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
Actuator                                                163,675           39,005           462,819
DynaPower(R)                                           (287,595)        (257,110)         (555,005)
BioTherm(TM)                                           (907,925)        (822,514)         (842,354)
Other                                                   (40,396)         (19,400)           19,191
Corporate                                            (3,684,632)      (1,384,912)       (1,990,302)
----------------------------------------------------------------------------------------------------
                                                     (4,756,873)      (2,444,931)       (2,905,651)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

15. SEGMENTED INFORMATION   (CONT'D.)

                                                        2000             1999              1998
                                                          $                 $                $
----------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES, INCLUDING PATENTS (NET
OF GRANT & DISPOSAL)
Actuator                                                     --               68             1,791
DynaPower(R)                                            111,557           41,775           111,141
BioTherm(TM)                                          1,110,863           36,086            75,009

Other                                                     3,984              258               323
Corporate                                               224,463           17,181            46,780
----------------------------------------------------------------------------------------------------
                                                      1,450,827           95,368           235,044
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


                                                      2000              1999              1998
                                                        $                 $                 $
--------------------------------------------------------------------------------------------------
AMORTIZATION
Actuator                                              13,934            16,880            22,681
DynaPower(R)                                         101,651            92,555            91,041
BioTherm(TM)                                         128,151           129,689           158,566
Other                                                 16,881            19,400            25,729
Corporate                                             51,587            34,160            29,476
--------------------------------------------------------------------------------------------------
                                                     312,204           292,684           327,493
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

                                                     2000              1999              1998
                                                       $                 $                 $
--------------------------------------------------------------------------------------------------
TOTAL ASSETS
Actuator                                              63,737            95,908           334,649
DynaPower(R)                                         476,462           468,594           632,365
BioTherm(TM)                                       1,429,496           682,226         1,008,653
Other                                                 75,295            73,840            93,003
Corporate                                          2,424,130           991,867         1,416,605
--------------------------------------------------------------------------------------------------
                                                   4,469,120         2,312,435         3,485,275
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION

The Company holds substantially all of its capital assets in Canada and revenues from external customers by customer location are as follows:

                                                     2000              1999              1998
                                                       $                 $                 $
--------------------------------------------------------------------------------------------------
REVENUE
United States                                        814,617           835,008           218,622
Italy                                                 20,487           190,868                --
Canada                                                62,237           159,976           174,976
Germany                                                   --            66,197         1,163,992
Other                                                  7,403             4,183               314
France                                                    --             3,436             1,583
Japan                                                     --                --             2,902
--------------------------------------------------------------------------------------------------
                                                     907,744         1,259,668         1,562,389
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

16. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Company prepares the consolidated financial statements in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which conform in all material respects to those in the United States ("U.S.
GAAP"), except as follows:

  [i] Under US GAAP, basic earnings per share excludes any dilutive effects of options, warrants, convertible securities and shares in escrow. Diluted earnings per share are calculated in accordance with the treasury stock method and are based on the weighted average number of common shares and dilutive common share equivalents outstanding.

 [ii] Under U.S. GAAP, the excess, if any, between the fair value of the shares in escrow and the nominal amount paid, will be recorded as compensation expense upon release from escrow.

[iii] Under U.S. GAAP, patent costs are amortized over the life of the patent commencing with the date the patent is granted.

 [iv] Under U.S. GAAP, stock based compensation to non-employees is recorded at the fair market value of the shares issued.

  [v] For reconciliation purposes to U.S. GAAP, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. The exercise price of 70,000 (1999 - 33,196; 1998 - 316,969)
       fixed employee stock options granted in 2000 were less than the market price of the underlying stock on the date of the grant.

 [vi] For purposes of reconciliation to U.S. GAAP, the re-pricing of options can give rise to additional compensation expense. In fiscal 2000, no compensation expense resulted from the re-pricing of options based on the transition provisions of FIN44, commencing July 1, 2000. Options re-priced after December 15, 1998 are subject to variable plan accounting. In the pro forma information on net income and earnings per share, pursuant to the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for stock based compensation" ("SFAS 123"), additional compensation expense in respect of the re-pricing of the options has been reflected.

[vii] For purposes of reconciliation to U.S. GAAP, the stock appreciation rights ("SARs") and performance based stock options are accounted for as a variable compensation plan under APB 25. Compensation relating to variable plan is recorded in the reconciliation when it becomes probable that the award will be earned.

[viii] For purposes of reconciliation to U.S. GAAP, the Company presents the disclosure requirements of Financial Accounting Standard No. 130 ("SFAS 130") in these consolidated financial statements. SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except shareholder transactions. Other accumulated comprehensive income comprises only the cumulative translation adjustment.

16.   RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONT'D.)

If accounting principles generally accepted in the United States were followed, the significant variations on the consolidated statements of loss and comprehensive loss would be as summarized in the table below.


                                                     2000              1999              1998
                                                       $                 $                 $
--------------------------------------------------------------------------------------------------
Loss for the year, Canadian GAAP                   4,756,872         2,444,931         2,905,651
Adjustment for patent cost amortization                4,804             9,546            12,061
Adjustment for stock based compensation               10,544           183,680           531,000
Adjustment for compensation upon release
   of shares from escrow                             961,360                --                --
--------------------------------------------------------------------------------------------------
Loss for the year, U.S. GAAP                       5,733,581         2,638,157         3,448,712
--------------------------------------------------------------------------------------------------

Unrealized losses on foreign currency                 60,677            66,323           391,172
translation
--------------------------------------------------------------------------------------------------
Comprehensive loss for the year, U.S. GAAP         5,794,258         2,704,480         3,839,884
--------------------------------------------------------------------------------------------------

Weighted average number of common shares
   outstanding                                    32,707,858        21,255,666        11,830,309

--------------------------------------------------------------------------------------------------
Loss per common share, U.S. GAAP                       (0.18)            (0.12)            (0.29)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Consolidated balance sheet items which vary significantly under accounting principles generally accepted in the United States would be as follows:

                                                                       2000              1999
                                                                        $                  $
--------------------------------------------------------------------------------------------------
Patents                                                                651,558           449,440
--------------------------------------------------------------------------------------------------
Total assets                                                         4,390,740         2,232,666
--------------------------------------------------------------------------------------------------
Share capital                                                       23,409,409        16,852,369
Share deposit                                                          250,713            36,912
Contributed surplus                                                  1,584,997           409,030
Other accumulated comprehensive income                                (371,062)         (310,385)
Deficit                                                            (21,381,691)      (15,648,110)
--------------------------------------------------------------------------------------------------
Shareholders' equity                                                 3,492,366         1,339,816
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

16. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONT'D.)

The weighted-average fair value of options granted in 2000 the year where the stock price is equal to the exercise price of the options, greater than the exercise price of the options and less than the exercise of the options was $0.49, $1.35 and $0.36 respectively [1999 - $nil, $0.44, $0.72; 1998 - $0.88,
$1.59, $0.35].

The Black Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123 "Accounting for stock based compensation" ("SFAS 123"), which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black Scholes pricing model with the following assumptions. Risk free interest rate for 2000, 1999, and 1998, respectively: 5.0%, 5.0%, and 5.3%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.200, 1.170, and 1.326, and a weighted average expected life of the option of 3.19 years (1999 - 4.5 years).

Supplemental disclosure of pro forma loss and loss per share:

                                                     2000              1999              1998
                                                       $                 $                 $
--------------------------------------------------------------------------------------------------
Pro forma loss                                     6,146,906         2,810,081         3,899,712
Pro forma loss per share                               (0.19)            (0.13)            (0.33)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


17. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                DECEMBER 31       DECEMBER 31
                                                    2000              1999
                                                      $                 $
-------------------------------------------------------------------------------
Trade accounts payable                              327,731           209,383
Accrued compensation                                     --            64,372
Accrued liabilities                                 222,760           140,941
Accrued warranty liability                           10,415            22,935
-------------------------------------------------------------------------------
                                                    560,906           437,631
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

18. SUBSEQUENT EVENTS

[a] Pursuant to a private placement on February 20, 2001, the Company issued 417,246 common shares for total proceed of $500,697.

[b] The Company has entered into a Memorandum of Understanding with Canadian Forest Products Ltd. on March 6, 2001. Subject to the successful completion of development work, the parties intend to enter into commercial agreements to develop commercial BioOil plants including feedstock supply and product purchase agreement.

[c] The Company has issued, subsequent to year-end 80,000 options to employees and 762,100 options to non-employees.


19. COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         As at December 31, 2000 the Directors* and executive officers elected by the Board are:

NAME                                       AGE            POSITION

Richard Chen-Hsing Lin (3)                  57            Chairman, Vice President, Asian
                                                          Affairs and Director

Andrew Kingston                             40            President, Chief Executive Officer and
                                                          Director

Bayne E. Boyes (1)                          55            Director

James Jackson Miller, Ph.D.(1)(2)(3)        55            Director

Curtin Winsor, Jr., Ph.D. (1)               61            Director

Michael McDowell, Ph.D.(2)                  60            Director

Ken McCready (1)(2)(3)                      61            Director

Desmond Radlein, Ph.D.                      52            Director

Shing-Cheng Hong                            66            Director

Steve Ives (1)                              51            Director and Chief Financial
                                                          Officer

Hong Leong Oei**                            52            Director

Keith Morris                                50            Chief Technology Officer

Jonathan Rhone                              38            Chief Operating Officer,
                                                          Canadian Subsidiary

Antony Robson                               50            Managing Director,
                                                          European Subsidiary

Laura Santos                                50            Secretary

______________________________________________

  * All Directors are elected annually at the Company's Annual Meeting of Stockholders.
   (1) Member of the Audit Committee of the Board of Directors.
   (2) Member of the Compensation Committee of the Board of Directors.
   (3) Member of the Executive Committee of the Board of Directors.
** Mr. Oei resigned from the Board on November 16, 2000.

         The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of shareholders. Each executive officer of the Company holds office until his or her successor is duly elected and qualified or until his or her death or resignation or until he or she shall be removed in the manner provided by the Company's by-laws. There is no arrangement or understanding between any executive officer and any other person pursuant to which any executive officer is selected.

RICHARD CHEN HSING LIN. Mr. Lin has been a Director of the Company since
1992 and Chairman of the Company since May of 1995. He is the past President of the Taiwan Entrepreneurs and Investors Association in Canada. Mr. Lin is also co-founder, Vice President and Secretary of Neoventi Technology Corporation since 1991 and Neoventi Investment Corporation since 1992, and has been a Director of Concert Industries Ltd. since December 1992. Mr. Lin was President of the Taiwan Entrepreneurs Association in B.C., Vice President of R.C.A. Taiwan and a Director of Consolidated Peritronics Medical Inc. from February 1992 to April 1994.

ROBERT ANDREW KINGSTON. Mr. Kingston was appointed President and CEO in April 1999. Mr. Kingston has held senior positions in multi-national oil companies, property and investment corporations and financial institutions in Europe, the USA and South America. From 1995 to 1996, Mr. Kingston was senior advisor to the Chairman of Rotch Property Group Ltd., a UK property investment and development company with assets in excess of US $1.8 billion. From 1992 to 1995, Mr. Kingston was a financial advisor on corporate restructuring for Interpetrol S.A., a South American oil trading company that at the time was partly owned by the Argentine National Oil Company (NYSE: YPF). He held a number of positions with the Gatoil Group of Companies from 1986 to 1990, a fully integrated, privately owned oil conglomerate, including Managing Director of Gatoil Services
(UK) Limited and Financial Vice President of Gatoil Enterprises Inc. (USA). He also worked for Price Waterhouse & Co. and Ducilo S.A., a subsidiary to E.I. DuPont de Nemours & Co.

BAYNE EDWARD BOYES. Mr. Boyes was President and Chief Executive Officer from March 1998 to April 1999, Chief Financial Officer and Director of the Company since March 1992 and Chairman until May of 1995. Mr. Boyes was Secretary and Executive Vice President until March 1998. He has been a Director of Concert Industries Ltd. since December 1992, and was the Chairman and a Director of Consolidated Peritronics Medical Inc. from February 1993 to April 1994. Mr. Boyes has held the positions of Vice President of Finance of B.C. Place Corporation from 1981 through 1986; President of Gilbert J. Hardman & Associates from 1986 through 1993; and has been, since 1992, the President and co-founder of Neoventi Technology Corporation, Neoventi Investment Corporation and World-Link Industries. Mr. Boyes graduated in 1968 with a Business Administration Diploma from Ryerson Polytech, Toronto and received from the Society of Management Accountants of British Columbia his Certified Management Accounting designation in 1971 and his FCMA designation from the Society of Management Accountants of Canada in 1988. Mr. Boyes was Chairman and member of the Executive Committee of the Society of Management
Accountants of Canada until August 2000. Mr. Boyes also was President and CEO of the Society of Management Accountants of British Columbia during the 1986-1987 term.

JAMES JACKSON MILLER, PH.D. Dr. Miller has been a Director of the
Company since January 1994. Since 1992, Dr. Miller has been Chairman of Inex Pharmaceuticals Inc. and until July 1999 was its President and Chief Executive Officer. Dr. Miller was President and Chief Executive Officer of Quadra Logic Technologies Inc. from 1984 to 1991. He is a Director of a number of private technology based companies. He was a scholar of the Medical Research Council of Canada and was a Professor at the Faculty of Medicine at the University of British Columbia until 1985.

CURTIN WINSOR, JR., PH.D. Dr. Winsor has been a Director of the Company since June 1996. He received his MA and Ph.D. in Latin American Area Studies and History of Diplomacy from the School of International Service of American University in 1979. He served at the Department of State's Office of Congressional Relations until 1971. Dr. Winsor became Special Assistant to Senator Bob Dole, Chairman of the Republican National Committee, from June 1971 to May 1973. Moving to the private sector, he served as Manager for International Affairs at the Washington office of Chase Manhattan Bank from 1973 to 1979. He helped to found the Alliance for Free Enterprise in 1979 and served as its Deputy Director until 1983. Dr. Winsor served as US Ambassador to Costa Rica from 1983 to 1985. He continued to serve as Consultant on Central America to the Under Secretary of Defense from 1985 to 1987. Dr. Winsor is a Governor of the Donner Canadian Foundation of Toronto, and a Trustee of the Pan-American Development Foundation (of the Organization of American States) in Washington, DC. He is the owner of the American Chemical Services Company of Marmet, WV, which provides chemical blending, storage and distribution services for larger chemical companies servicing the coal industry.

MICHAEL MCDOWELL, PH.D. Dr. McDowell became a Director of the Company in
January 1997. Dr. McDowell has extensive business experience in the construction materials and transportation contracting sectors. He was the founding President of Ashwarren International Inc. (1986) and McTar Petroleum Limited (1981). The Ashwarren companies include a national group of asphalt petroleum terminals, emulsion manufacturing plants as well as testing and engineering laboratory. Ashwarren is a wholly owned subsidiary of the Warren Paving and Materials Group in Toronto. From 1980-1986, Dr. McDowell was also President and a Director of the Group's Pacific Region. From 1973-1975, Dr. McDowell was Executive Director of Technological Education (Academic VP) at the British Columbia Institute of Technology. Dr. McDowell received a B.A. (1966) and M.A. (1969) from the University of British Columbia. He received his Ph.D. from the United States International University in San Diego (1971) in Leadership and Human Behaviour.

KEN MCCREADY, P.ENG. Mr. McCready became a Director of the Company in July 1997. From 1989 to 1996, he was President & CEO of TransAlta Corporation, Canada's largest investor-owned electric utility which is recognized for its sustainable development leadership. He is currently the President of K.F. McCready & Associates Ltd., a sustainable energy development consulting company. Mr. McCready also served as Chair of the Alberta Round Table on Environment and Economy from 1990 to 1993. He is a member of the Board of Directors of several Canadian corporations and Environment Advisory Boards for a number of international corporations.

DESMOND RADLEIN, PH.D. Dr. Radlein became a Director of the Company in
December 1997. Dr. Radlein has been the President of RTI - Resource Transforms International, Ltd., an R&D company specializing in pyrolysis technology and applications, since 1994. Dr. Radlein received a B.Sc. in Chemistry (1986) from the Alcan Scholar University of the West Indies in Jamaica and M.Sc. in Theoretical Chemistry (1970) from the University of Calgary in Alberta. He received his Ph.D. from the University of Cambridge, England (1975) in Physical Chemistry. He was a member of the Board of the Waterloo Region Community Legal Services from 1994 to 1995. Dr. Radlein was also an Associate Research Professor at the Chemical Engineering Department of the University of Waterloo from 1987 to 1994. He is an inventor or co-inventor of 10 patents on pyrolysis and petroleum processing and has also authored over 20 publications in various scientific journals. Some of his research activities include: pyrolytic production of fermentable sugars; fundamental studies on biomass pyrolysis mechanisms; catalytic hydropyrolysis for hydrocarbon production and catalyst development for gasification.

SHING-CHENG HONG. Mr. Hong became a Director of the Company in December 1997. With forty years of industrial background, Mr. Hong leads a forty-two-member management team of Hotung Venture Capital Corp. where he has been President since 1987. Hotung is the leading venture capital group in Taiwan and currently manages total funds of US$7 billion. Thirty-three additional venture capital funds were also established under his leadership, Daitung VC; Yuantung VC; Litung VC; Futung VC and Wantung VC to name a few. Mr. Hong has recently retired from Hotung but serves as Chairman of Honho Consulting Co., Ltd. which manages the Hong Tung VC with funds of US$55 million. He is also Advisor to Taiwan based Acer SoftCapital Incorporated.

STEPHEN EDWARD IVES, LLM, LLB, FCA, CPA, FBCS. Mr. Ives became a Director of the Company in June 1999 and Chief Financial Officer in September 1999. Since 1997, Mr. Ives established the Windsor Consulting Group and Windsor Group Limited and was appointed Chief Executive of Lionsgate. Over the past two years, Mr. Ives' Windsor Consulting Group has advised and participated in major corporate transactions and securitizations. Also, Mr. Ives has arranged the sale of Dukeminster Ltd. to Credit Suisse First Boston. From 1986 to 1996, Mr. Ives was a partner with Deloitte Touche in charge of IT for Europe and member of the International Committee. In corporate finance, he was an advisor to British Airways on its privatization; to the Thatcher Government on the electricity privatization and the Water and Railtrack privatizations. Mr. Ives acted as an inspector for the Bank of England regarding a bank takeover and was seconded as Acting Chief Executive for eight months to Hoare Govett following its acquisition by Security Pacific.

HONG LEONG OEI. Mr. Oei was appointed Co-Chairman and Director in February 2000 until his resignation in November 2000. He is the Chairman and CEO of China Strategic Holdings Limited with investments in energy, tire manufacturing, breweries, paper, pharmaceuticals and other light and heavy industries including power plants, diesel engine manufacturing, cement, chemical plants, electrical machinery and auto parts as well as information technology and e-commerce related projects. Mr. Oei has been instrumental in the privatization of formerly state-owned businesses in China and is chairman of more than 40 joint ventures in China.

KEITH MORRIS. Mr. Morris was appointed Chief Technology Officer in January 2000. Before joining DynaMotive in April 1998, he worked for 25 years in the domestic and international power generation industry, primarily with ABB Power Generation where he was head of design engineering. He is a Professional Engineer and holds a B.Sc. from Queen's University in Kingston, Ontario.

JONATHAN RHONE. Mr. Rhone was appointed Chief Operating Officer of the Canadian Subsidiary in March 1999. Mr. Rhone joined DynaMotive in August 1998 as VP, Corporate Development. He is a Partner and VP of The Delphi Group where he has worked extensively with high tech firms, multinational corporations and financial institutions on strategic management initiatives. Mr. Rhone is a board member for the VanCity Capital Corporation, Senior Advisor to the GLOBE Foundation and publisher of the Environmental Business Journal. Prior to joining Delphi, Mr. Rhone was a Senior Analyst with Amoco Petroleum Company and Dome Petroleum.

ANTONY ROBSON, FRICS. Mr. Robson was appointed Managing Director of the European Subsidiary in March 13, 2000. He is also Director, International Corporate Communications and Investor Relations for the DynaMotive Group of Companies since 1999. He has worked extensively on property and other investments internationally and since 1995, has been a major private shareholder and non-executive Director of Minmet PLC, a significant gold and other minerals exploration company. In 1992, he was appointed Chief Executive Officer of New Europe Hotels N.V. where he was professionally active in Central and Eastern Europe. Mr. Robson graduated from the University of London with a Land Management Degree in 1974 and became a Fellow of the Royal Institution of Chartered Surveyors in 1983. He was an equity Partner with White, Druce and Brown, Chartered Surveyors, London, for 13 years.

LAURA SANTOS. Mrs. Santos has been Secretary of the Company since March 1998, Assistant Secretary and Executive Assistant since 1994. Prior to joining the Company, she was Accounting Supervisor with Everex Systems from 1990 to 1993; Senior Accounting Clerk with Walbar, Canada from 1989 to 1990 and with CitiBank, N.A. and Chemical Bank in New York from 1983 to 1988. She was also Assistant to the Executive Secretary of the Philippine American Chamber of Commerce in New York from 1982 to 1983. Mrs. Santos graduated with a Bachelor of Fine Arts degree from the University of the East, Philippines.

COMPLIANCE WITH SECTION 16(a).

         DynaMotive is a "foreign private issuer" as defined in Rule 3b-4 promulgated under the Exchange Act of 1934, as amended (the "Exchange Act"). As such, in accordance with Rule 3a12-3(b) of the Exchange Act, its securities are exempt from section 16 of the Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION.

         During the fiscal year ended December 31, 2000, the Company had the following executive officers: Mr. Andrew Kingston, President and Chief Executive Officer; Mr. Richard Lin, Chairman of the Board and Vice-President of Asian Affairs; Mr. Steve Ives, Chief Financial Officer; Mr. Keith Morris, Chief Technology Officer and Mrs. Laura Santos, Corporate Secretary.

SUMMARY COMPENSATION

         The following table sets forth information concerning compensation for services in all capacities to the Company for the Company's fiscal year ended December 31, 2000 and the last three fiscal years prior thereto, as applicable, to those persons who were, at December 31, 2000, the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company other than the CEO as of year-end of 2000.

-----------------------------------------------------------------------------------------------------------------
                                            SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------
                                          ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                    --------------------------------- ----------------------- ----------
                                                                              AWARDS           PAYOUTS
                                                                      ----------- ----------- ----------
                                                                      SECURITIES  RESTRICTED
                                                           OTHER        UNDER     SHARES OR                ALL
                                                           ANNUAL     OPTIONS/   RESTRICTED               OTHER
                                                           COMPEN-     SARS        SHARE       LTIP       COMPEN-
   NAME AND PRINCIPAL                 SALARY      BONUS    SATION     GRANTED      UNITS      PAYOUTS     SATION
        POSITION            YEAR       ($)         ($)        ($)        (#)         ($)         ($)        ($)
-----------------------------------------------------------------------------------------------------------------
Robert Andrew Kingston    2000      152,156     40,200     Nil        650,000     4,731       Nil        Nil
President and Chief       1999      64,700      Nil        Nil        800,000     Nil         Nil        Nil
Executive Officer         1998      Nil         Nil        Nil        Nil         Nil         Nil        Nil
-----------------------------------------------------------------------------------------------------------------
Richard Lin               2000      134,000     40,200     Nil        650,000     6,700       Nil        Nil
Chairman of the Board     1999      69,000      Nil        Nil        300,000     Nil         Nil        Nil
and Vice-President,       1998      68,989      Nil        Nil        406,182     Nil         Nil        Nil
Asian Affairs
-----------------------------------------------------------------------------------------------------------------
Keith Morris              2000      90,450      20,602     Nil        100,000     Nil         Nil        Nil
Chief Technology          1999      86,250      Nil        Nil        200,000     Nil         Nil        Nil
Officer,                  1998      52,622      Nil        Nil        50,000      Nil         Nil        Nil
-----------------------------------------------------------------------------------------------------------------
Jonathan Rhone            2000      110,014     Nil        Nil        140,000     Nil         Nil        5,500
Chief Operating           1999      72,036      Nil        Nil        325,000     Nil         Nil        Nil
Officer, Canadian         1998      31,088      Nil        Nil        60,000      Nil         Nil        Nil
Subsidiary
-----------------------------------------------------------------------------------------------------------------
Antony Robson             2000      90,513      Nil        31,500     100,000     Nil         Nil        Nil
Managing Director,        1999      24,840      Nil        Nil        Nil         Nil         Nil        Nil
European Subsidiary       1998      Nil         Nil        Nil        Nil         Nil         Nil        Nil

* Except as otherwise noted, all compensation are disclosed in U.S. dollars based upon 2000's average exchange rate of $0.67 per dollar (1999: $0.69, 1998:
$0.67 per dollar).

LONG-TERM INCENTIVE PLANS

         In 1994, the Company placed in escrow 1,232,000 shares for the benefit of employees, directors and consultants that shall be released from such escrow agreement as the Company achieves certain earnings milestones. The escrow restrictions provide that these shares may not be traded in, dealt with in any manner whatsoever, or released, nor may the Company, its transfer agent, or Escrow Holders, make any transfer or record any trading in these shares without approval of the Company. The escrow agreement further provides that the shares may be released from escrow upon the occurrence of certain Company performance milestones. The purpose of this escrow agreement, in part, is to encourage the holders thereof to act in the best interests of the Company, and, in the event that the Company should become successful, in part due to the efforts of the holders of these shares, they will be entitled to maintain their ownership of these shares, and to obtain regular pro-rata releases.

         In 1999, the Board approved the cancellation and re-issuance of 596,000 of the previously escrowed performance shares for current employees, directors and consultants to adopt the release provisions of the Company's Stock Appreciation Rights Plan.

         In December, 1998 the Company adopted a Stock Appreciation Rights (SAR) plan under which the Company can grant SAR's to employees and directors of the Company entitling the holder to receive compensation from the Company based upon the difference in any appreciation in the market value of the Company's shares of common stock from the bench mark date and current market price of when the SAR is granted by the Company. The SAR's vest as the Company achieves stock values as defined in the Plan. The Company has the sole exclusive election to pay the Redemption Price either in cash, in Shares, or in any combination of the cash and Shares equivalent to the aggregate value of the Redemption Price.

         As at December 31, 2000, 1,111,667 of the Company's 1,742,500 total issued SARs vested, having met the first and second vesting provisions of the Company's 1998 SAR Plan as a result of the Capitalized Stock Value of the Company exceeding $50 million over a consistent 20-day trading period. The precise amount of the Company's liability presently cannot be established until such time that the SARs are, in fact, redeemed. Based upon the market closing price of $.8125 for the Company's shares as at December 31, 2000, the Company would have been obligated to pay $370,354 if all vested SARs had been redeemed on that date. Under the SAR Plan, the Company may elect to make payment of any redemption liability either in cash or with shares. As at year end, the Company has redeemed a total of 5,000 vested SARs for a total of $7,690. During the year, two thirds (2/3) of the Escrow shares have also vested based on the release provisions of the SAR's Plan and a total of 450,666 shares have been released from escrow.

         The Board also approved a Bonus Incentive Plan for rewards tied to goals intended to increase operating revenues and profits. Eligible personnel may earn a bonus of up to 15% of their annual base salary if certain pre-determined milestones are achieved; except the Chairman and the President, who may earn a bonus of up to 20% of their base salary. Payment may be made in cash or stock at the option of the Company based on the Company's cash resources. As at December 31, 2000, 99,518 shares were issued at the Company's election as certain of the goals were achieved.

                 STOCK OPTIONS/STOCK APPRECIATION RIGHTS (SARS)

         In addition to direct remuneration, the Company granted to its officers and directors in 2000 options to purchase shares of the Company's common stock and Stock Appreciation Rights as follows:

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR (2000)
                               (INDIVIDUAL GRANTS)

                                                                                  PERCENT OF
                                                                                    TOTAL
                                                                                 OPTIONS/SARS
                                                   POTENTIAL      POTENTIAL       GRANTED TO
                       NUMBER OF    NUMBER OF     REALIZABLE     REALIZABLE      EMPLOYEES IN
                      SECURITIES    SECURITIES       VALUE          VALUE        FISCAL YEAR
                      UNDERLYING   POTENTIALLY    ASSUMING 5%     ASSUMING        (EXCLUDING      EXERCISE
                        OPTIONS     UNDERLYING       STOCK        10% STOCK       COMMERCIAL       OF BASE
        NAME            GRANTED    SARS GRANTED  APPRECIATION   APPRECIATION       OPTIONS)         PRICE      EXPIRATION DATE
                          (#)           (#)           (#)            (#)             (%)           ($/SH)
        (A)               (B)          (C)            (D)            (E)             (F)             (G)             (H)

Andrew Kingston         650,000        -0-            -0-            -0-            30.8%           $1.50        02/02/2005
Richard Lin             650,000        -0-            -0-            -0-            30.8%           $1.50        02/02/2005
Keith Morris            100,000        -0-            -0-            -0-             4.7%           $1.50        02/02/2005
Jonathan Rhone          140,000        -0-            -0-            -0-             6.6%           $1.50        02/02/2005
Antony Robson           100,000        -0-            -0-            -0-             4.7%           $1.50        02/02/2005




               STOCK OPTIONS - HELD BY ALL DIRECTORS AND OFFICERS

                                                                NUMBER OF                 VALUE(2) OF
                                                            UNEXERCISED OPTIONS         UNEXERCISED OPTIONS
                             SHARES      VALUE               AS OF DATE OF 12/31/00    AS OF  DATE OF 12/31/00
NAME                        ACQUIRED    REALIZED      EXERCISABLE(1)   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------
Andrew Kingston                -0-        -0-          350,000             800,000      $   -0-         $ -0-
Richard Chen-Hsing Lin         -0-        -0-          162,182             650,000      $   38,225        -0-
Keith Morris                   -0-        -0-          30,000              120,000      $   10,800        7,200
Jonathan Rhone                 -0-        -0-          52,069              160,000      $   14,400        7,200
Antony Robson                  -0-        -0-          -0-                 100,000      $   -0-           -0-


 (1) ALL OPTIONS ARE EXERCISABLE BETWEEN US.$0.40 AND US $1.50 PER SHARE.
 (2) BASED ON $0.76 PER COMMON SHARE WHICH IS THE AVERAGE TRADING PRICE OF THE COMPANY'S SHARES AS LISTED ON THE OTC BB AS AT DECEMBER 31, 2000.

PENSION AND RETIREMENT PLANS AND PAYMENTS MADE UPON TERMINATION OF EMPLOYMENT

         The Company does not provide any pension plans to any of its employees or directors. The Company has not provided compensation, monetary or otherwise, during the preceding fiscal year, to any person in connection with or related to the retirement, termination or resignation of any person and the Company has provided no compensation to any person as a result of a change in control of the Company or its subsidiaries. There are no defined benefit or actuarial plans in place.

COMPENSATION OF DIRECTORS

         At the February 3rd, 2000 Board Meeting, the Board approved a share based compensation plan for non-management Directors. For services rendered from January 1, 1999 to March 31, 2000, the Board voted to apply the following compensation: a) Annual Retainer - 16,000 shares; b) Meeting Fees - 1,500 shares; c) Committee Chair's Annual Retainer - 4,000 shares and d) Committee Meeting Fees - 1,500 shares. The Board voted to decrease by 50%, the number of shares awarded in 1999 as compensation for the remainder of the year 2000. The Compensation Committee of the Board regularly reviews the appropriations of Director's compensation.

         The Board of Directors also approved at the February 3rd, 2000 Board Meeting, compensation payments to Mr. Ives for his services in his capacity as Chief Financial Officer of the Company, in shares as follows: 60,000 shares from October 1, 1999 to March 31, 2000 and 5,000 shares per month until the end of December 2000.

         During the fiscal year ended December 31, 2000, a total of 1,390,000 performance-based stock options which expire five years from date of issue were granted to management directors of the Company exercisable at $1.50 per share issued February 3, 2000.

         Executive officers of the Company who also act as directors of the Company do not receive any additional compensation for services rendered in their capacity as directors, other than as paid by the Company to such executive officers in their capacity as executive officers. See "Compensation of Executive Officers".

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

         The Company has a written agreement with Mr. Keith Morris, its Chief Technology Officer. This agreement provides for annual reviews and a bonus of up to 15% of base pay, should certain milestones are met as per the Company's Incentive Plan. Such bonus shall be paid in cash, subject to an adequate cash position of the Company; otherwise such bonus will be paid in shares based on the market value at the time of such grant. As at the end of December 31, 2000, the Company paid Mr. Morris a total of $111,052 which included a bonus of $20,602 for milestones achieved in 1998 and 1999, paid in restricted shares.

         Pursuant to a Consulting Agreement, commencing September 1, 1998 for a term of five years with Mr. Jonathan Rhone, 3803 West 11th Avenue, Vancouver, British Columbia, the Company pays a monthly consulting fee of $9,167.83 for his services as Chief Operating Officer of the Canadian Subsidiary, plus reimbursement of out of pocket expenses. As at the end of December 31, 2000, the Company paid Mr. Rhone a total of $115,514; $16,750 was paid in common shares and also included a bonus of $5,500 which was paid in restricted shares.

         The Company also has written agreements with Mr. Andrew Kingston, Chief Executive Officer, and Mr. Lin, Chairman and Vice President, Asian Affairs, as described under Item 13. Certain Relationships and Related Transactions -- Interests of Insiders in Material Transactions. There are no termination plans or arrangements in respect of compensation to be received by executive officers in view of compensating such officers in the event of the termination of their employment, or in the event of a change in responsibilities following a change of control of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following tabulates holdings of Common Shares of the Company by each person who, as of March 23, 2001, held as of record or is known by the Company to own beneficially 5% or more of the Company's Common Shares. As of March 23, 2001 there were 36,745,548 outstanding Common Shares, the only class of voting securities of the Company outstanding.

      SHAREHOLDER NAME AND ADDRESS                     NUMBER/CLASS OF          PERCENT
                                                     SHARES BENEFICIALLY         OF ALL
                                                            OWNED                COMMON
                                                                                  STOCK
                                                                              OUTSTANDING
      --------------------------------------------------------------------------------------

      China Energy Holdings Limited(1)                    7,000,000                19%
      52/F Bank of China Tower                              Common
      1 Garden Road
      Hong Kong
      --------------------------------------------------------------------------------------
      Neoventi Technology Corporation(2)                  2,379,538                6.4%
      c/o Davis & Company                                   Common
      2800 Park Place
      666 Burrard Street
      Vancouver, B.C., Canada
      V6C 2Z7
      --------------------------------------------- ----------------------- -------------------

(1) China Energy Holdings Limited is a wholly owned subsidiary of China Strategic Holdings Limited ("CSH"), a Hong Kong listed company. Mr. Hong Leong Oei, one of the Company's directors, partly controls CSH. Mr. Oei resigned from the Board on November 16, 2000.

(2) Neoventi Technology Corporation ("Neoventi") is a private British Columbia company established in 1991 to invest in the Company. Neoventi holds 2,376,097 Shares of the Company as trustee for various beneficiaries. Neoventi has no voting rights or authority over such Shares except pursuant to written instructions from the beneficial owner thereof. Upon disposition of the Shares, Neoventi is entitled to 5% of the profit, if any, realized by the beneficial owner of the Shares.

(b)      SECURITY OWNERSHIP OF MANAGEMENT

         The following tabulates holdings of Common Shares of the Company as at March 23, 20001 by all officers and directors of the Company, individually and as a group. As of March 23, 2000, there were 36,745,548 outstanding Common Shares, the only class of voting securities of the Company outstanding. The table also gives effect to Common Shares underlying options in favor of officers and directors. However, such options possess no voting rights. The shareholders listed below have sole voting and investment power, except as otherwise noted.

                                                            NUMBER/CLASS OF            PERCENT
      NAME AND ADDRESS                                SHARES/OPTIONS BENEFICIALLY      OF ALL
                                                                 OWNED                 COMMON
                                                                                        STOCK
                                                                                     OUTSTANDING
      -------------------------------------------------------------------------------------------
      Andrew Kingston                               60,510 Common Shares (1)             1.5
      20 Grand Bay Estates Circle                   500,000 options
      Grand Bay Estates
      Key Biscayne, FL
      33149
      -------------------------------------------------------------------------------------------
      Richard Chen-Hsing Lin                        627,805 Common Shares (2)            2.1
      6996 Arbutus Street                           162,182 options
      Vancouver, B.C., Canada
      V6P 5S7
      -------------------------------------------------------------------------------------------
      Bayne Edward Boyes                            791,479 Common Shares (3)            2.4
      6088 Alma St.                                 118,831 options
      Vancouver, B.C., Canada
      V6N 1Y4
      -------------------------------------------------------------------------------------------
      James Jackson Miller, Ph.D.                   125,850 Common Shares (4)             *
      3391 W. 32nd Ave.                             71,000 options
      Vancouver, B.C., Canada
      V6S 1Y8
      -------------------------------------------------------------------------------------------
      Curtin Winsor, Jr., Ph.D.                     28,550 Common Shares (5)              *
      1453 Kirby Road                               25,000 options
      McLean, VA  22101-3202
      -------------------------------------------------------------------------------------------
      Michael McDowell, Ph.D.                       195,096 Common Shares (6)             *
      3720 Point Grey Road                          100,000 options
      Vancouver, BC, Canada
      V6R 1B2
      -------------------------------------------------------------------------------------------
      Ken McCready                                  521,416 Common Shares (7)            1.6
      2402 Bowness Road N.W.                        100,000 options
      Calgary, AB, Canada
      T2N 3L7
      -------------------------------------------------------------------------------------------
      Desmond Radlein, Ph.D.                        48,950 Common Shares (8)              *
      632 Grange Crescent                           35,000 options
      Waterloo, ON, Canada
      N2T 2L9
      -------------------------------------------------------------------------------------------
      Shing-Cheng Hong                              20,000 Common Shares (9)              *
      10 Fl., No. 261, Sung Chiang Road             25,000 options
      Taipei, Taiwan


      -------------------------------------------------------------------------------------------
      Steve Ives                                    1,828,819 Common Shares (10)         5.2
      Cottars, St. Leonard's Hill                   100,000 options
      Windsor, Berkshire
      UK SL4 4AL
      -------------------------------------------------------------------------------------------
      Hong Leong Oei                                8,133 Common Shares (11)              *
      48A Dalvey Road
      Singapore 259452
      -------------------------------------------------------------------------------------------
      Jonathan Rhone                                105,790 Common Shares (12)            *
      3803 West 11th Avenue                         30,000 options
      Vancouver, BC, Canada
      V6R 2K8
      -------------------------------------------------------------------------------------------
      Keith Morris                                  85,858 Common Shares (13)             *
      341A 5th Street E.                            40,000 options
      North Vancouver, BC V7L 1M1
      -------------------------------------------------------------------------------------------
      Antony Robson                                 63,000 Common Shares (14)             *
      57, Deodar Road
      Putney, UK
      SW15 2NU
      -------------------------------------------------------------------------------------------
      Officers and Directors                        5,851,957 (16)                      15.9%
      as a group (15 persons)
      -------------------------------------------------------------------------------------------

* less than 1%

(1) Includes 60,510 Common Shares held by Rushwind Ltd., a company partly controlled by Mr. Kingston. Also includes 500,000 Common Shares at $1.50 per share, issuable upon exercise by Mr. Kingston of options until April 26, 2004.

(2) Includes 627,805 Common Shares of which 207,968 shares are held by Cantai Property Ltd., a company controlled by Mr. Lin of which 60,000 shares are held in escrow subject to the Company's attainment of certain performance criteria; also includes 330,000 Common Shares held by Neoventi, over which Shares Mr. Lin has voting and disposition powers. Also includes 162,182 Common Shares, issuable upon exercise by Mr. Lin of 40,000 options at $1.00 until January 18, 2004; 16,000 options at $1.00 per share, until December 22, 2004; 100,000 options at $.40 per share, until February 28, 2003 and 6,182 options at $.40 per share, until April 15, 2003.

(3) Includes 791,479 Common Shares of which 577,128 are held by Visica Investments & Consulting Ltd. (Visica), a company controlled by Mr. Boyes and 6,400 shares are held by Goepel-McDermid In Trust for Mr. Boyes; 80,000 of these shares (65,000 held by Visica and 15,000 held by Mr. Boyes) are held in escrow subject to the Company's attainment of certain performance criteria.. Also includes 118,831 Common Shares issuable upon exercise by Mr. Boyes of 40,000 options at $1.00 per share, until January 18, 2004; 16,000 options at $1.00 per share, until December 22, 2004; 50,000 options until February 28, 2003 and 12,831 options, both exercisable at $.40 per share, until April 15, 2003.

(4) Includes 125,850 Common Shares of which 26,666 Shares are held in escrow, the release of which depends upon the Company's attainment of certain performance criteria. Also includes 71,000 Common Shares issuable upon exercise by Dr. Miller of 40,000 options at $1.00 per share, until January 18, 2004; 16,000 options at $1.00 per share, until December 22, 2004 and 15,000 options at $.40 per share, until December 14, 2003.

(5) Includes 28,550 Common Shares. Also includes 25,000 Common Shares issuable upon exercise by Dr. Winsor of 10,000 options at $1.00 per share, until June 1, 2004 and 15,000 at $.40 per share until December 14, 2003.

(6) Includes 195,096 Common Shares of which 183,341 are held by RBC Dominion Securities in trust for Dr. McDowell and 416503 BC Ltd., a company controlled by Dr. McDowell Also includes 100,000 Shares, issuable upon exercise by Dr. McDowell of 10,000 options at $1.00 per share, until January 17, 2004; 10,000 options at $1.00 per share, until February 1, 2004; 40,000 options at $1.00 per share, until December 12, 2004 and 40,000 options at $.40 per share, until December 14, 2003.

(7) Includes 521,416 Common Shares of which 162,000 shares are held by CIBC Wood Gundy in trust for K. F. McCready & Associates Ltd., a company controlled by Mr. McCready and 1,000 shares held by TD Waterhouse in trust for Mr. McCready. Also includes 100,000 Common Shares issuable upon exercise by Mr. McCready of 60,000 options at $1.00 per share, until December 12, 2004; and 40,000 options at $.40 per share, until December 14, 2003.

(8) Includes 48,950 Common Shares of which 5,000 shares are held in escrow, the release of which depends upon the Company's attainment of certain performance criteria. Also includes 35,000 Common Shares, issuable upon exercise by Dr. Radlein of 10,000 options at $.40 per share, until April 30, 2001; 10,000 options at $1.00 per share, until December 12, 2004 and 15,000 options at $.40 per share, until December 14, 2003.

(9) Includes 20,000 Common Shares. Also includes 25,000 Common Shares at $.40 per share, issuable upon exercise by Mr. Hong of 10,000 options at $1.00 per share, until December 12, 2004 and 15,000 options at $.40 per share, until December 14, 2003.

(10) Includes 1,828,819 Common Shares of which 1,200,000 shares are managed by Lockton Securities, a company controlled by Mr. Ives, which shares Mr. Ives has voting rights but has no beneficial interest and 628,819 shares held by Hebblewhite Investments Limited, a company controlled by Mr. Ives, which Mr. Ives has voting and beneficial interests. Also includes 100,000 Common Shares, issuable upon exercise by Mr. Ives of 100,000 options at $.40 per share until December 10, 2004.

(11) Includes 8,133 Common Shares. China Energy Holdings Limited holds 7,000,000 shares of the Company which is a wholly owned subsidiary of China Strategic Holdings Limited, a company partly controlled by Mr. Oei. Mr. Oei resigned from the Board on November 16, 2000.

(12) Includes 105,790 Common Shares which are held by Nesbitt Burns in trust for Mr. Rhone. Also includes 30,000 Common Shares, issuable upon exercise by Mr. Rhone of options at $.40 per share, until September 30, 2003 .

(13) Includes 85,858 Common Shares of which 65,000 Shares are held by MRS Trust in trust for Mr. Morris. Also includes 40,000 Common Shares, issuable upon exercise by Mr. Morris options at $.40 per share, until April 30, 2003 .

(14) Includes 63,000 Common Shares.

(15) Assumes 1,316,529 Common Shares issuable upon exercise of options held by officers and directors are issued and outstanding.

(16) Includes Common Shares and options held by the above-named Officers and Directors, and also includes Common Shares and options held by Ms. Laura Santos, Secretary.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

INTEREST OF INSIDERS IN MATERIAL TRANSACTIONS

         Pursuant to a Consulting Agreement, commencing April 1, 2000 for 24 months with Cantai Property Ltd. ("Cantai"), 6996 Arbutus Street, Vancouver, B.C., V6P 5S7,
which is a company controlled by Mr. Lin, the Company pays a monthly consulting fee of $11,166 to Cantai for the services of Mr. Lin, plus reimbursement of out-of-pocket expenses. As at December 31, 2000, the Company paid Cantai a total of $180,900 which included a bonus of $46,900 of which $6,700 was paid in restricted shares. Mr. Lin can also earn a bonus of 20% of his base compensation if certain milestones are achieved.

         Pursuant to a Consulting Agreement, commencing May 1, 1999 for 24 months with Rushwind Limited ("Rushwind"), Nightingale House, 65 Curzon Street, London, UK W1Y 7PE, which is a company partly controlled by Mr. Kingston, the Company pays a monthly consulting fee of $12,562 to Rushwind for the services of Mr. Kingston, plus reimbursement of out-of-pocket expenses. As at December 31, 2000, the Company paid Rushwind a total of $197,087 which included a bonus of $44,931 of which $4,731 was paid in restricted shares. As per the consulting agreement, Mr. Kingston's compensation will be adjusted upon achievement of certain milestones. In exchange for providing market intelligence and strategy, Rushwind is also paid 16,666 options per month to purchase shares of the Company's common stock at an exercise price of $0.50 per share. As at December 31, 2000, the Company paid Rushwind a total of 166,666 shares.

         Mr. Bayne E. Boyes, Director, is the controlling shareholder of Visica Investments & Consulting, Ltd. ("Visica"), 6088 Alma Street, Vancouver, B.C., V6N NY4. Pursuant to a consulting agreement dated May 1, 1999 and expiring on December 31, 2000, Visica is paid a monthly consulting fee of $6,900 for the services of Mr. Boyes, plus reimbursement of out-of-pocket expenses. As per recommendation of the Compensation Committee, the Board approved the conversion of Mr. Boyes' unpaid consulting fees into 310,263 shares of the Company at a share price based on the average closing bid price for the ten trading days prior to the August 24, 1999 Board Meeting, the cash equivalent of $108,592.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          (1)      Financial Statements

                   Auditors' Report to the Shareholders
                   Consolidated Balance Sheets
                   Consolidated Statements of Loss and Deficit
                   Consolidated Statements of Cash Flows
                   Notes to Consolidated Financial Statements

          (2)      Financial Statement Schedules

                   All other financial statement schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)      Exhibits

                   EXHIBIT             EXHIBIT DESCRIPTION
                   -------             -------------------
                    3.1                 Company Act Memorandum of DynaMotive
                                        Technologies Corporation, as amended to
                                        date (filed as Exhibit 3.1 to the
                                        Company's Quarterly Report on Form
                                        10-QSB filed on August 15, 2000 and
                                        incorporated herein by reference.)

                    3.2                 Articles of DynaMotive Technologies
                                        Corporation, as amended to date (filed
                                        as Exhibit 3.2 to the Company's
                                        Quarterly Report on Form 10-QSB filed on
                                        August 15, 2000 and incorporated herein
                                        by reference.)

                    10.1 Letter Agreement, dated October 20, 1992 between E.C.S. Ecology Systems, Inc.,
                                        Industrial Combustion and Equipment
                                        Ltd., HPG Research Ltd. and the Company
                                        regarding grant of patent purchase
                                        rights (filed as Exhibit 10.10 to the
                                        Company's Registration Statement on Form
                                        SB-2, Registration No. 33-98622, and
                                        incorporated herein by reference.)

                    10.2                Amendment No. 1, dated April 29, 1993,
                                        to Letter Agreement, dated October 20,
                                        1992, between E.C.S. Ecology Systems,
                                        Inc., Industrial Combustion and
                                        Equipment Ltd., HPG Research Ltd. and
                                        the Company regarding grant of patent
                                        purchase rights (filed as Exhibit 10.11
                                        to the Company's Registration Statement
                                        on Form SB-2, Registration No. 33-98622, and incorporated herein by reference.)

                    10.3                Amendment No. 2, dated August 31, 1993,
                                        to Letter Agreement, dated October 20,
                                        1992, between E.C.S. Ecology Systems,
                                        Inc., Industrial Combustion and
                                        Equipment Ltd., HPG Research Ltd. and
                                        the Company regarding grant of patent
                                        purchase rights (filed as Exhibit 10.12
                                        to the Company's Registration Statement
                                        on Form SB-2,



                                        Registration No. 33-98622,
                                        and incorporated herein by reference.)

                    10.4 Amendment No. 3, dated January 25, 1994, to Letter Agreement, dated October 20,
                                        1992, between E.C.S. Ecology Systems,
                                        Inc., Industrial Combustion and
                                        Equipment Ltd., HPG Research Ltd. and
                                        the Company regarding grant of patent
                                        purchase rights (filed as Exhibit 10.13
                                        to the Company's Registration Statement
                                        on Form SB-2, Registration No. 33-98622, and incorporated herein by reference.)

                    10.5                Royalty Agreement, dated October 26,
                                        1993, by and between the Company and HPG
                                        Research Ltd. (filed as Exhibit 10.14 to the Company's Registration Statement on
                                        Form SB-2, Registration No. 33-98622,
                                        and incorporated herein by reference.)

                    10.6                Amendment, dated November 30, 1993, to
                                        Royalty Agreement, dated October 26,
                                        1993, by and between the Company and HPG
                                        Research Ltd. (filed as Exhibit 10.15 to the Company's Registration Statement on
                                        Form SB-2, Registration No. 33-98622,
                                        and incorporated herein by reference.)

                    10.7                Royalty Agreement, dated August 23,
                                        1993, by and between the Company and
                                        Hazelmere Research Ltd. (filed as
                                        Exhibit 10.16 to the Company's
                                        Registration Statement on Form SB-2,
                                        Registration No. 33-98622, and
                                        incorporated herein by reference.)

                    10.8                Amendment, dated January 18, 1995, to
                                        the Royalty Agreement, dated August 23,
                                        1993, by and between the Company and
                                        Hazelmere Research Ltd. (filed as
                                        Exhibit 10.17 to the Company's
                                        Registration Statement on Form SB-2,
                                        Registration No. 33-98622, and
                                        incorporated herein by reference.)



                    10.9                Agreement, dated February 1, 1994, by
                                        and between the Company and the Ministry of Western Economic Development (filed as Exhibit 10.18 to the Company's
                                        Registration Statement on Form SB-2,
                                        Registration No. 33-98622, and
                                        incorporated herein by reference.)

                    10.10               Agreement, dated February 8, 1994, by
                                        and between the Company and the Ministry of External Affairs and International
                                        Trade (filed as Exhibit 10.19 to the
                                        Company's Registration Statement on Form
                                        SB-2, Registration No. 33-98622, and
                                        incorporated herein by reference.)

                    10.11               Letter Agreement for Technology, B.C.
                                        Application No. 105, dated May 17, 1994, by and between the Company and the Science Council of British Columbia
                                        (filed as Exhibit 10.20 to the Company's
                                        Registration Statement on Form SB-2,
                                        Registration No. 33-98622, and
                                        incorporated herein by reference.)

                    10.12               Escrow Agreement, dated January 10,
                                        1995, by and among the Company, Montreal
                                        Trust Company of Canada and the holders
                                        of the 3,140,900 escrowed shares (filed
                                        as Exhibit 10.21 to the Company's
                                        Registration Statement on Form SB-2,
                                        Registration No. 33-98622, and
                                        incorporated herein by reference.)

                    10.13               Consulting Agreement, dated October 26,
                                        1993, by and between HPG Research Ltd.
                                        and DynaMotive Electrochem Corporation
                                        (filed as Exhibit 10.25 to the Company's
                                        Registration Statement on Form SB-2,
                                        Registration No. 33-98622, and
                                        incorporated herein by reference.)

                    10.14               Amendment, dated November 30, 1993, to
                                        the Consulting Agreement, dated October
                                        26, 1993, by and between HPG Research
                                        Ltd. and DynaMotive Electrochem


                                        Corporation (filed as Exhibit 10.26 to
                                        the Company's Registration Statement on
                                        Form SB-2, Registration No. 33-98622,
                                        and incorporated herein by reference.)

                    10.15               Licensing Agreement, dated March 11,
                                        1993, by and among the Company,
                                        Technology Licensing Corporation and
                                        Donald Growdon Lord (filed as Exhibit
                                        10.27 to the Company's Registration
                                        Statement on Form SB-2, Registration No.
                                        33-98622, and incorporated herein by
                                        reference.)

                    10.16               February 9, 2000 Agreement to Purchase
                                        Patents and Rights Between DynaMotive
                                        Technologies Corporation and RTI
                                        Resource Transforms International, Ltd.,
                                        (filed as Exhibit 10.28 to the Company's
                                        Form 10-QSB filed on May 15, 2000, and
                                        incorporated herein by reference.)

                    10.17               Testing and Information Agreement, dated
                                        April 28, 2000, by and between
                                        DynaMotive Europe Limited and Genergy
                                        PLC trading as Dale Gas Power (filed as
                                        Exhibit 10.17 to the Company's Form
                                        10-QSB filed on August 15, 2000, and
                                        incorporated herein by reference.)

                    10.18               Consulting Agreement, dated January 1,
                                        1999 between the Company and Rushwind
                                        Ltd.

                    10.19               Consulting Agreement, dated May 1, 1999
                                        between the Company and Rushwind Ltd.

                    10.20               Consulting Agreement, dated May 1, 1999
                                        between the Company and Visica
                                        Investments and Consulting Ltd.

                    10.21               Consulting Agreement, dated April 1,
                                        2000 between the Company and Cantai
                                        Property Ltd.

                    10.22               Employment Agreement, dated March 10,
                                        1998 between the Company and
                                        Mr. Keith Morris.

                    10.23               Consulting Agreement, dated September 1,
                                        1998 between the Company and
                                        Mr. Jonathan Rhone.


                    21                  Subsidiaries of the Company

                    23                  Consent of Auditors





           (b) Reports on Form 8-K

               On November 16, 2000, Mr. Hong Leong Oei resigned as a director of the Company. The Registrant reported the announcement on a Form 8-K filed on December 7, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DYNAMOTIVE TECHNOLOGIES CORPORATION


                              /s/   Andrew Kingston
                              -------------------------------------------
                              By:   Andrew Kingston
                                    President and Chief Executive Officer
                              Date: April 16, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

SIGNATURES                                 TITLE                                DATE
----------                                 -----                                ----

/s/ Andrew Kingston
------------------------------
Andrew Kingston                    President/Chief Executive                   04/16/2001
                                   Officer and Director

/s/ Richard Chen-Hsing Lin
------------------------------
Richard Chen-Hsing Lin             Chairman and Vice President of              04/16/2001
                                   Asian Affairs and Director

/s/ Bayne E. Boyes
------------------------------
Bayne E. Boyes                      Director                                   04/16/2001

/s/ Ken McCready
------------------------------
Ken McCready                        Director                                   04/16/2001

/s/ Curtin Winsor
------------------------------
Curtin Winsor, Ph.D.                Director                                   04/16/2001

/s/ Steve Ives
------------------------------
Steve Ives                          Chief Financial Officer                    04/16/2001
                                    and Director

                                 EXHIBIT INDEX

Exhibit       Description
-------       -----------
10.18         Consulting Agreement, dated January 1, 1999, between the
              Company and Rushwind Ltd.

10.19 Consulting Agreement, dated May 1, 1999, between the Company and Rushwind Ltd.

10.20 Consulting Agreement, dated May 1, 1999, between the Company and Visica Investments and Consulting Ltd.

10.21 Consulting Agreement, dated April 1, 2000, between the Company and Cantai Property Ltd.

10.22 Employment Agreement, dated March 10, 1998 between the Company and Mr. Keith Morris

10.23 Consulting Agreement, dated September 1, 1998 between the Company and Mr. Jonathan Rhone

21            Subsidiaries of the Company

23            Consent of Auditors