Form 10-Q
period 2001-03-31
DYNAMOTIVE TECHNOLOGIES CORP
filed 2001-05-15
CIK 941625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission File Number:  0-27524

-------------------------------------------------------------------------------
                     DYNAMOTIVE TECHNOLOGIES CORPORATION
            (Exact name of Registrant as specified in its charter)
-----------------------------------------------------------------------------

            British Columbia                                    N/A
--------------------------------------            ---------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                       Suite 105 - 1700 West 75th Avenue
                    ---------------------------------------
                           Vancouver, B.C. V6P 6G2
                    (Address of principal executive offices)

                                 (604) 267-6000
                           ----------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

         Class                               Outstanding at May 4, 2001
------------------------------------------------------------------------------
         Common Stock, no par value                   36,943,926




PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The following financial statements have been prepared in accordance with accounting principles generally accepted in Canada. While adhering to these Canadian accounting principles results in financial statements disclosing an information content substantially similar to financial statements that comply with United States generally accepted accounting principles, there are material variations in the two country's accounting principles, practices and methods used. Reference should be made to the notes that accompany the Company's financial statements as well as to Note 15 of the Company's annual report on Form 10-K which discusses the material variations in the accountingprinciples in Canada as compared to those followed in the United States.




Interim Financial Statements                                         Page

  Consolidated Balance Sheet                                          3
  Consolidated Statement of Loss and Deficit                          4
  Consolidated Statement of Cashflow                                  5
  Notes to Interim Financial Statement                                7 - 25











            CONSOLIDATED FINANCIAL STATEMENTS (in U.S. dollars)

                   DYNAMOTIVE TECHNOLOGIES CORPORATION

                             March 31, 2001



                     DynaMotive Technologies Corporation


                     CONSOLIDATED BALANCE SHEET

                                              (expressed in U.S. dollars)


                                              March 31,      December 31,
                                                2001             2000
                                                  $                $
------------------------------------------------------------------------
ASSETS

Current
Cash and cash equivalents                       1,092,792     1,095,715
Accounts receivable                               145,392       298,676
Government grants receivable [note 5b and 8]      234,587       661,046
Inventory                                          20,998        20,528
Prepaid expenses and deposits                     185,692       136,848
------------------------------------------------------------------------
Total current assets                            1,679,461     2,212,813
------------------------------------------------------------------------
Capital assets                                  1,651,821     1,526,369
Patents                                           691,940       729,938
------------------------------------------------------------------------
                                                4,023,222     4,469,120
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness  [note 3]                       221,983       233,520
Accounts payable and accrued liabilities          407,886       560,906
Deferred Revenue                                  122,046       103,948
------------------------------------------------------------------------
Total current liabilities                         751,915       898,374
------------------------------------------------------------------------
Commitments and contingencies [note 1, 5 and 6]
Shareholders' equity
Share capital, [note 4]                        21,881,583    21,040,882
Shares to be issued                               165,435       250,713
Contributed surplus [note 4f]                  1,829,645     1,584,997
Cumulative translation adjustment                (427,614)     (371,062)
Deficit                                       (20,177,742)  (18,934,784)
------------------------------------------------------------------------
Total shareholders' equity                      3,271,307     3,570,746
------------------------------------------------------------------------
                                                4,023,222     4,469,120
========================================================================

See accompanying notes


                     DynaMotive Technologies Corporation


                     CONSOLIDATED STATEMENT OF LOSS AND DEFICIT

                     Period ended March 31      (expressed in U.S. dollars)

                                              Three Months     Three Months
                                                 ended            ended
                                                March 31,        March 31,
                                                  2001             2000
                                                    $                $
---------------------------------------------------------------------------
REVENUE
Sales                                          97,118            266,942
---------------------------------------------------------------------------
                                               97,118            266,942
---------------------------------------------------------------------------


EXPENSES
Amortization and depreciation                  87,444             67,638
Cost of sales                                  75,780            133,208
Research and Development[note 5b and 9]        74,994            169,378
Interest expense                                6,176              3,332
Marketing                                     179,093            148,896
Office supplies, telephone and insurance       52,121             68,433
Professional fees [note 6]                    497,367            129,536
Royalties                                         --              12,826
Rent                                           83,716             32,253
General and administrative salaries
and benefits [note 6]                         293,100            679,799
---------------------------------------------------------------------------
                                            1,349,791          1,445,279
---------------------------------------------------------------------------
Loss from operations                       (1,252,673)        (1,178,337)

OTHER REVENUE AND EXPENSES
Interest income                                10,175             29,282
Loss on asset disposals                          (460)               --
---------------------------------------------------------------------------
                                               (9,715)           (29,282)
---------------------------------------------------------------------------
Loss for the Period                        (1,242,958)        (1,149,055)

Deficit, beginning of period              (18,934,784)       (14,177,911)
---------------------------------------------------------------------------
Deficit, end of period                    (20,177,742)       (15,326,966)
===========================================================================

Weighted average number of common shares
Outstanding                                34,491,242         29,626,768
---------------------------------------------------------------------------
Loss per common share                           (0.04)             (0.04)
===========================================================================

See accompanying notes
                     DynaMotive Technologies Corporation



                     CONSOLIDATED STATEMENT OF CASHFLOW

                     Period ended March 31      (expressed in U.S. dollars)

                                              Three Months    Three Months
                                                 ended            ended
                                                March 31,       March 31,
                                                  2001            2000
                                                    $                $
---------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                        (1,242,958)       (1,149,055)
Add items not involving cash:
     Amortization and depreciation             87,444            67,638
     Stock based compensation                 481,594           283,668
Net change in non-cash working capital
balances related to operations [note 7]       395,508           194,033
---------------------------------------------------------------------------
Cash used in operating activities            (278,412)         (603,716)
---------------------------------------------------------------------------

FINANCING ACTIVITIES
Decrease in bank indebtedness                 (11,537)               --
Retirement of debt                                 --           (81,492)
Share subscriptions                                              82,098
Share capital issued                          518,274         4,440,550
---------------------------------------------------------------------------
Cash provided by financing activities         506,737         4,441,156
---------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in patents costs                       7,002            (3,788)
Purchase of capital assets (net of           (182,713)          (51,400)
  government grants)
Proceeds on sale of equipment                   1,015                --
---------------------------------------------------------------------------
Cash used in investing activities            (174,496)          (55,188)
---------------------------------------------------------------------------

Effect of exchange rate changes on cash       (56,552)          (12,315)
---------------------------------------------------------------------------


Increase (decrease) in cash and cash
   equivalent during the period                (2,923)        3,769,937
Cash and nning of period                    1,095,715           223,769
---------------------------------------------------------------------------
Cash end of period                          1,092,792         3,993,706
===========================================================================

See accompanying notes

1. NATURE OF BUSINESS

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

The Company incurred a net loss of $1,242,958 for the first quarter ended March 31, 2001 and as at March 31,2001 has a deficit of $20,177,742.

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


2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 10.

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:



2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries DynaMotive Corporation, incorporated under the laws of Rhode Island, U.S.A.; DynaMotive Europe Limited (formerly known as DynaMotive Technologies Corporation (UK) Limited), incorporated under the laws of the United Kingdom; DynaMotive Canada Inc., federally incorporated under the laws of Canada; DynaPower Inc., incorporated under the law of British Columbia; DynaMotive Puerto Rico, Inc., incorporated under the laws of Puerto Rico; DynaMill Systems Ltd. and DynaMotive Electrochem Corporation, incorporated under the laws of British Columbia. DynaMill Systems Ltd., DynaMotive Electrochem Corporation, and DynaMotive Puerto Rico, Inc. are companies with no significant net assets or operations.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


FOREIGN CURRENCY TRANSLATION

The accounts of the Company and its consolidated subsidiaries are measured using the Canadian dollar as the functional currency. Monetary items denominated in foreign currencies are translated into Canadian dollars using exchange rates in effect at the balance sheet date and non-monetary items are translated using historical exchange rates. Exchange gains or losses arising on the translation or settlement of foreign currency denominated monetary items are included in the determination of net income, except for gains or losses related to long-term monetary items which are deferred and amortized over the life of the item.

The Company uses the U.S. dollar as the reporting currency for its consolidated financial statements. Assets and liabilities are translated into U.S. dollars using current exchange rates in effect at the balance sheet date and revenue and expense accounts are translated using the average exchange rate during the year. Gains and losses resulting from this process are recorded in shareholders' equity as an adjustment to the cumulative translation adjustment account.


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


2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

REVENUE RECOGNITION

Revenue from the sale of products is recognized upon shipment of the product to the customer. Revenue from contracts relating to implementation of the Company's metal cleaning systems in a commercial application is recognized on a completed contract basis, except for those which are greater than three months in duration, for which revenue is recognized on a percentage of completion basis where the basis of measure of performance is based on engineering estimates of completion. Losses on contracts are recognized when they become known.


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


INVENTORY

Inventory comprises of work in progress relating to the Company's products under construction and is recorded at the lower of average cost and net realizable value. Inventory work in progress costs include the cost of raw materials, direct labor and overhead.


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


CAPITAL ASSETS

Capital assets are recorded at cost, net of government assistance, and amortized using the following methods and annual rates:

     Furniture and fixtures      20% declining balance
     Computer equipment          30% declining balance
     Computer software          100% declining balance
     Test equipment              20% declining balance
     Leasehold improvements      Straight line over the term of the lease


CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents and are recorded at the amortized cost which approximates fair value.


FINANCIAL INSTRUMENTS

The fair values of the financial instruments approximates their carrying value except as otherwise disclosed in the financial statements.


INCOME TAXES

The Company follows the liability method of tax allocation in accounting for income taxes.


STOCK BASED COMPENSATION PLAN

The Company has two stock based compensation plans - a stock appreciation rights (SAR) plan and a stock option plan for directors, employees and others, which are described in Note 4. Under the terms of the stock option plan the company may grant fixed options or options whose vesting is contingent on future performance. No compensation is recognized when SAR's and fixed or performance based stock options are granted to employees and directors.

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

The company has a compensation arrangement with an officer of the company whereby the officer receives a fixed number of common shares per month. The company records compensation expense monthly based on the month-end quoted market price of the company's stock.

In addition, the company has entered into compensation arrangements which entitle non-employees to specific amounts which can only be settled by applying the amounts to exercise outstanding options to purchase common shares monthly over a period of up to twelve months. The company recognizes compensation expense based on the fair value of the common stock issuable under the arrangement, when related services are performed. The common shares issuable under these arrangements are generally issued in the quarter following the period in which they are earned.

The Company may also issue stock options, SAR's and warrants as consideration for services rendered by non-employees. Such equity awards are recorded at their fair value, as compensation expense when the company receives the related services and the equity awards vest. No compensation is recognized in connection with options and warrants awarded in connection with private placements, since the share issue costs are net against the proceeds raised.

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



3. BANK INDEBTEDNESS

The Company has an authorized credit facility up to a maximum of $327,247 [$Cdn. 500,000]. As collateral for the loan, the Company has provided the lender a General Security Agreement providing a charge on all present and future assets. Amounts borrowed are repayable within 120 days from the date of borrowing and as at March 31,2001 $221,983 (Cdn. $350,000) has been drawn down on this loan.

Covenants under the credit facility include, among other things, a requirement for the Company to obtain written consent prior to declaring dividends, significantly changing ownership control, committing to mergers, acquisitions, or changes in Company's principal line of business or entering other guarantees or other contingent liabilities and assets are not to be further encumbered.

The fair market value of the loan March 31, 2001 approximates its carrying value.




4. SHARE CAPITAL

[a]  AUTHORIZED SHARE CAPITAL AND ISSUED COMMON SHARES

                                                             March 31,        December 31,
                                                               2001               2000
                                                                 $                 $
------------------------------------------------------------------------------------------

Authorized
100,000,000 common shares
100,000,000 preferred shares Class A with $5.00 par value

Issued and outstanding

36,745,548 [December 31, 2000 - 35,851,060]                  $21,881,583      $21,040,882
------------------------------------------------------------------------------------------


  [i] Pursuant to a private placement on February 20, 2001, the Company issued 417,246 common shares for total cash proceed of $500,695.

  [ii] During the first quarter of 2001, 27,333 common shares were issued to directors at $0.81 per common share in lieu of cash compensation.

  [iii] During the first quarter of 2001, 405,963 common shares were issued as payment for commercial services based upon reported share prices ranging from $0.50 to $2.00 per common share.

                                                       $         Number of Shares
---------------------------------------------------------------------------------

Share Capital, December 31, 2000                    21,040,882      35,851,060

Private placement issued for cash                      500,695         417,246
Shares issued from exercise of options for cash         17,579          43,946
Shares issued, directors & employees compensation       22,208          27,333
Shares issued, for commercial services                 300,219         405,963

Share Capital, March 31, 2001
    Common shares without par value                 21,881,583      36,745,548
---------------------------------------------------------------------------------
At March 31, 2001, the Company has 170,570 common shares to be issued to an officer and non-employees for services rendered under compensation arrangements.




4. SHARE CAPITAL (cont'd.)

[b]  ESCROW AGREEMENT

At December 31, 1998, 1,232,000 common shares were held in escrow to be releasedat a rate of one share for each $0.17 of "cash flow" as defined in the agreement, generated by the Company.

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

During the first quarter of 2001 no common shares were released from escrow and at March 31, 2001 781,334 common shares are held in escrow.

[c]  STOCK OPTIONS

At March 31, 2001 the following stock options to Directors, employees and others were outstanding:

   No. of common      Exercise Price
  shares issuable            $           Date of expiry
------------------------------------------------------------------------------
        655,236            0.40          April 30, 2001 - December 10, 2004
        100,000            0.50          January 31, 2005
        620,100            0.75          January 31, 2002 - January 31, 2004
        883,500            1.00          January 31, 2002 - February 28, 2005
      2,560,000            1.50          April 30, 2001 - January 31, 2006
         20,000            1.95          June 14, 2005
         41,722            2.00          July 31, 2001 - December 19, 2002
          6,000            2.75          December 1, 2002
         12,000            3.13          November 15, 2001
          3,985            4.00          October 31, 2002
         50,000            5.50          November 12, 2001
------------------------------------------------------------------------------
      4,952,543
==============================================================================

From time to time, the Company has provided incentives in the form of share purchase options to the Company's directors, officers and employees. The Company has reserved 5,511,832 (15%) of common shares for issuance upon the exercise of stock options of which at March 31, 2001 559,289 are available to be granted. The exercise price and the vesting terms of the options are determined by the Compensation Committee. The exercise price will generally be at least equal to the market price of the common shares at the date of the grant and the term may not exceed five years from the date of the grant. Stock options granted are also subject to certain vesting provisions as determined by the Compensation Committee.

4. SHARE CAPITAL (cont'd.)

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                       No. of Common       Weighted Average
                                      SHARES ISSUABLE       EXERCISE PRICE
-------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997            1,547,385                 2.58
-------------------------------------------------------------------------------
Options granted                         872,635                 0.46
Options cancelled                      (478,566)                2.48
Options exercised                       (96,943)                0.75
-------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998            1,844,511                 0.73
-------------------------------------------------------------------------------
Options granted                       1,070,863                 1.11
Options cancelled                      (262,634)                0.97
Options exercised                      (242,601)                0.46
-------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999            2,410,139                 0.90
-------------------------------------------------------------------------------
Options granted                       3,885,500                 1.17
Options cancelled                      (265,278)                1.63
Options expired                         (63,600)                2.19
Options exercised                      (737,119)                0.54
-------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000            5,229,642                 1.14
-------------------------------------------------------------------------------
Options granted                         128,000                 1.32
Options cancelled                            --                   --
Options expired                          15,000                 2.00
Options exercised                      (390,099)                1.45
-------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001               4,982,543                 1.12
-------------------------------------------------------------------------------

During 2000, the Company repriced 234,278 options issued to non-employees from original exercise prices ranging from $1.50 to $2.00 to a new exercise price of $0.75, the then market price of the shares.

On December 14, 1998, the Company repriced 318,000 options issued to Directors from an original exercise price of $2.00 to $0.40. On December 10, 1999 these same options were repriced again from $0.40 to $1.00.

Included in the options granted in 2001, were 48,000 options to a non-employee for services rendered. The valuation of this stock based compensation is to be recorded at fair value when related services are performed.



4. SHARE CAPITAL (cont'd.)

[d]  COMMON SHARE PURCHASE WARRANTS

At March 31, 2001 common share purchase warrants outstanding were as follows

                             Number of Common     Exercise     Expiration
                              Shares Issuable      Price         Date
---------------------------------------------------------------------------------------------
   Series F Warrants           2,075,000           $1.50       March 5, 2005
   Series G Warrants             300,000           $2.50       March 01, 2003
   Series H Warrants              15,000           $1.75       May 31, 2002
   Series I Warrants              15,000           $2.50       May 31, 2002
   Series J Warrants           1,005,000           $2.00       July 31, 2002 - July 31, 2003
   Series K Warrants              75,000           $1.50       July 31, 2003
---------------------------------------------------------------------------------------------


(1) 2,000,000 of the Series F warrants were issued as an integral part of a private placement. These warrants vested upon successful completion of the private placement.

    75,000 of the Series F warrants were issued to an employee of the company for past services.

(2) The Series G warrants were issued as a placement fee for a private placement. These warrants vested upon successful completion of the private placement.

(3) The Series H, I, J, and K warrants have been issued for services. Of these warrants, 75,000 have been issued to an employee of the company for past services. The remaining warrants have been issued to non-employees. The warrants remaining have the following vesting terms: 675,000 warrants vest monthly based on the consulting agreement term; 120,000 warrants vest upon completion of performance criteria; and, 315,000 warrants vested immediately upon grant.


As at March 31, 2001, 393,333 warrants are unvested. Compensation for the first quarter in respect of the vested warrants has been recorded at a fair value of $201,243.

[e]  STOCK APPRECIATION RIGHTS

During 1998, the company established a stock appreciation rights plan whereby the participants will be entitled to require the company to redeem the stock appreciation rights ("SARs") for an amount equal to the excess of the market value of the underlying common shares over the initial value of the SAR at the date of grant.


4. SHARE CAPITAL (cont'd.)

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

Stock appreciation rights transactions and the number of stock appreciation rights outstanding at March 31, 2001 are summarized as follows:


                                                                      No. of
                                                                  SAR's Issued
------------------------------------------------------------------------------
Balance, December 31, 1999 and 1998                                 1,747,500
SAR's redeemed                                                        (11,667)
------------------------------------------------------------------------------
Balance, December 31, 2000                                          1,735,833
------------------------------------------------------------------------------
Balance, March  31, 2001                                            1,735,833
------------------------------------------------------------------------------

At March 31, 2001, the following stock appreciation rights all of which were issued to employees, were outstanding:

           SAR's        Initial Value	                Expiration Date
------------------------------------------------------------------------------
       1,253,333          $0.400	                   January 28, 2004
         200,000          $0.625	                        May 1, 2004
         207,500          $1.000	                        May 1, 2004
          75,000          $1.000	                      March 8, 2004
------------------------------------------------------------------------------
       1,735,833
------------------------------------------------------------------------------



4. SHARE CAPITAL (cont'd.)

[f]  CONTRIBUTED SURPLUS

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


5. COMMITMENTS AND CONTINGENCIES

Commitments

[a] Pursuant to an agreement to purchase certain patents, the Company is committed to pay a royalty of $7,100 on each sale of a unit of related product to a maximum of $106,500. No sales have occurred to March 31, 2001 on which the Company owes such royalty.

[b] During the year ended December 31, 1997, the Company entered into a contribution agreement with Industry Canada-Technology Partnerships Canada whereby the Company is entitled to receive a maximum of approximately $6.1 million or 37% of eligible expenditures, as defined in the agreement. In the event that commercial viability is achieved, then the assistance is repayable, denominated in Canadian dollars, commencing February 15, 2002 based on royalties from sales of specified products after December 31, 2001 resulting from the project to a maximum of $11 million. During the first quarter of 2001, $211,578 was claimed and is included in government grants receivable [see note 9]. The company has yet to achieve commercial viability.

[c] The Company has available a maximum aggregate forward exchange contract facility of up to $750,000 U.S. dollars or the equivalent thereof in other approved currencies. The daily settlement limit is $250,000. No such instruments were outstanding at March 31, 2001.

[d] The Company has the following future minimum lease commitments for premises and equipment expiring through 2005:

                                                                        $
------------------------------------------------------------------------------
2001                                                                  171,750
2002                                                                  219,000
2003                                                                  214,000
2004                                                                  124,000
2005                                                                  119,000
------------------------------------------------------------------------------
                                                                      905,000
------------------------------------------------------------------------------


5. COMMITMENTS AND CONTINGENCIES (Cont'd.)

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


6. RELATED PARTY TRANSACTIONS

In addition to the transactions described in Note 4, the Company had the following transactions with related parties:

[a] Consulting fees and salaries of $117,168 for the first quarter have been paid to Directors (or companies controlled by Directors) of the Company.

[b]  The Company has entered into:

  [i] a royalty agreement, pursuant to an agreement to purchase certain patents for an unlimited term with a company controlled by a previous Director of the Company, based on 4% of the gross receipts from unit sales. No sales have occurred to date.

  [ii] a royalty agreement during 1993, pursuant to the use of certain proprietary information, with a company controlled by a former officer of the Company to pay the greater of $7,100 in 1996 and increasing by $3,600 each subsequent anniversary or 10% of the net proceeds of the sale of the components, for each anniversary date, developed from certain proprietary information for an unlimited term. If the Company fails to make a payment as required, it will forfeit all rights relating to the agreement including any patents or sub-licenses to third parties. No royalty expense has been recorded for 2001.

[iii] During 2000, the Company entered into a 24 month consulting and research agreement, expiring February 9, 2002, with a company controlled by a board member of the Company. The contract fees are $10,000 ($15,000 Cdn) per month. The agreement is extendable annually by mutual agreement. Included in research and development expenses are fees of $30,000 to this related party.


7. NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES

                                          Three Months          Twelve Months
                                              ended                 ended
                                          March 31, 2001      December 31, 2000
                                                $                     $
-------------------------------------------------------------------------------
Accounts and government
grants receivable                            579,743              (140,591)
Work in progress/Inventory                      (470)               17,422
Prepaid expenses and deposits                (48,845)               (7,318)
Accounts payable and accrued liabilities    (153,020)               46,485
Deferred Revenue                              18,098              (161,176)
-------------------------------------------------------------------------------
                                             395,508              (245,178)
===============================================================================
Supplementary information
-------------------------------------------------------------------------------
Interest paid                                  6,176                26,523
===============================================================================



8. MAJOR CUSTOMERS

[a]The Company sells to multiple customers. The majority of sales for the period ended March 31, 2001 were derived from 3 customers each representing 61%, 20% and 15%, respectively of consolidated sales. The majority of sales for the year ended March 31, 2000 were derived from 2 customers each representing 58% and 40% respectively of consolidated sales. As at March 31, 2001 the aggregate accounts receivable balances relating to these customers was $44,500.

[b]During the year ended December 31, 1997 the Company entered into an exclusive royalty licensing agreement with a major customer which provides that customer the rights to the use of certain technology developed by the Company for the production of actuators for welding applications. The licensing agreement provides for a five year non-competition period specifically related to stud welding. No licensing revenue have been recognized for the period ended March 31, 2001



9. GOVERNMENT ASSISTANCE

Government assistance in the amount of $211,578 has been recorded as a reduction of expenditures for the period.

In addition to government assistance disclosed in note 5 [b], during 2000, the Company entered into a contribution agreement with Natural Resources Canada whereby the Company is entitled to receive a maximum of $163,623 (Cdn - $250,000) as defined in the agreement. The contribution is non-repayable.
In 2000, $163,623 was claimed of which $23,009 is included in government grants receivable as at March 31, 2001.

10. SEGMENTED INFORMATION

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


9. SEGMENTED INFORMATION (cont'd.)

                                             March                 March
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
REVENUE
Actuator                                        --                     --
DynaPower(R)                                  96,529               266,942
BioTherm(TM)                                    --                     --
Other                                           --                     --
Corporate                                        589                   --
------------------------------------------------------------------------------
                                              97,118               266,942
------------------------------------------------------------------------------
LOSS FOR THE PERIOD
Actuator                                      (7,586)               (4,438)
DynaPower(R)                                 (96,677)               (1,766)
BioTherm(TM)                                (204,907)             (380,043)
Other                                         (3,907)               (4,186)
Corporate                                   (929,881)             (758,622)
------------------------------------------------------------------------------
                                          (1,242,958)           (1,149,055)
------------------------------------------------------------------------------


10. SEGMENTED INFORMATION

                                             March                 December
                                              2001                   2000
                                                $                     $
------------------------------------------------------------------------------
CAPITAL EXPENDITURES, INCLUDING PATENTS
(NET OF GRANT & DISPOSAL)
Actuator                                         --                    --
DynaPower(R)                                   8,924               111,557
BioTherm(TM)                                 130,067             1,110,863
Other                                         14,367                 3,984
Corporate                                     21,338               224,463
------------------------------------------------------------------------------
                                             174,696             1,450,867
------------------------------------------------------------------------------


                                             March                 March
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
AMORTIZATION
Actuator                                       7,586                 4,438
DynaPower(R)                                  29,264                23,406
BioTherm(TM)                                  29,505                27,428
Other                                          3,553                 4,186
Corporate                                     17,536                 8,180
------------------------------------------------------------------------------
                                              87,444                67,638
------------------------------------------------------------------------------


                                             March                December
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
TOTAL ASSETS
Actuator                                      56,151	               63,737
DynaPower(R)                                 435,792	              476,462
BioTherm(TM)                               1,530,239            1,429,496
Other                                         86,127	               75,295
Corporate                                  1,914,913            2,424,130
------------------------------------------------------------------------------
                                           4,023,222            4,469,120
------------------------------------------------------------------------------


10. SEGMENTED INFORMATION

Geographic Information

The Company holds substantially all of its capital assets in Canada and revenues from external customers by customer location is as follows:


                                             March                 March
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
Revenue
United States                                 14,818               154,934
Italy                                          3,420                 5,157
Canada                                        59,015               106,851
France                                        19,505                   --
Other                                            360                   --
------------------------------------------------------------------------------
                                              97,118               266,942
------------------------------------------------------------------------------



11.  RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Company prepares the consolidated financial statements in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which conform in all material respects to those in the United States ("U.S. GAAP"), except as follows:

[i] Under U.S. GAAP, basic earnings per share excludes any dilutive effects of options, warrants, convertible securities and shares in escrow. Diluted earnings per share are calculated in accordance with the treasury stock method and are based on the weighted average number of common shares and dilutive common share equivalents outstanding.

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

[v] For reconciliation purposes to U.S. GAAP, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. The exercise price of 70,000 (1999 - 33,196; 1998 - 316,969)
      fixed employee stock options granted in 2000 were less than the market
      price of the underlying stock on the date of the grant.   The exercise
      price of fixed employee stock options granted in 2001 were greater than the market price of the underlying stock on the date of the grant.

11.  RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

[vi] For purposes of reconciliation to U.S. GAAP, the re-pricing of options can give rise to additional compensation expense. In fiscal 2000, no compensation expense resulted from the re-pricing of options based on the transition provision of FIN44, commencing July 1, 2000. Options repriced after December 15, 1998 are subject to variable plan accounting under U.S. GAAP. In the pro forma information on net income and earnings per share, pursuant to the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for stock based compensation" ("SFAS 123"), additional compensation expense in respect of the re-pricing of the options has been reflected.

[vii] For purposes of reconciliation to U.S. GAAP, the stock appreciation rights ("SARs") and performance based stock options are accounted for as a variable compensation plan under APB 25. Compensation relating to variable plans is recorded in the reconciliation when it becomes probable that the award will be earned.

[viii]For purposes of reconciliation to U.S. GAAP, the Company presents the disclosure requirements of Financial Accounting Standard No. 130
      ("SFAS 130") in these consolidated financial statements. SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except shareholder transactions. Other accumulated comprehensive income comprises only the cumulative translation adjustment.

If accounting principles generally accepted in the United States were followed, the significant variations on the consolidated statements of loss and comprehensive loss would be as summarized in the table below.

                                                 Three Months    Three Months
                                                     ended           ended
                                                    March 31,       March 31,
                                                      2001            2000
                                                        $               $
------------------------------------------------------------------------------
Loss for the period, Canadian GAAP                 1,242,959       1,149,055
Adjustment for patent cost amortization                1,785             988
Adjustment for stock-based compensation                6,803         129,802
Adjustment for variable accounting expenses               --         198,750
------------------------------------------------------------------------------
Loss for the year, as adjusted                     1,251,546       1,478,595
------------------------------------------------------------------------------

Unrealized losses on foreign currency translation     56,552          17,412
------------------------------------------------------------------------------
Comprehensive loss for the year, U.S. GAAP         1,308,097       1,496,007
------------------------------------------------------------------------------
Weighted average number of common shares
      Outstanding                                 34,491,242      29,626,768
------------------------------------------------------------------------------

Loss per common share, U.S. GAAP                       (0.04)          (0.05)
==============================================================================

10.  RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

Consolidated balance sheet items which vary significantly under accounting principles generally accepted in the United States would be as follows:


                                           March 31,            December 31,
                                             2000                   2000
                                               $                      $
------------------------------------------------------------------------------
Patents                                    649,772                 651,558
==============================================================================
Total assets                             4,021,436               4,390,740
==============================================================================

Share capital                           24,335,292              23,409,409
Share deposit                              165,435                 250,713
Contributed surplus                      1,829,645               1,584,997
Cumulative translation adjustment         (427,614)               (371,062)
Deficit                                (22,633,237)            (21,381,691)
------------------------------------------------------------------------------
Shareholders' equity                     3,269,521                3,492,366
==============================================================================


The weighted-average fair value of options granted in 2001 where the stock price is equal to the exercise price of the options, greater than the exercise price of the options and less than the exercise of the options was $0.00, $0.00, and $0.67 respectively.

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

Pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standard No. 123 "Accounting for stock based compensation" ("SFAS 123"), is estimated at the date of grant using a Black Scholes pricing model with the following assumptions: Risk free interest rate for 2001 of 5.0%, dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.303 and a weighted average expected life of the option of 5 years.


10.  RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

Supplemental disclosure of pro forma loss and loss per share:


                                                                March 31, 2000
------------------------------------------------------------------------------
Pro forma loss                                                   1,274,247
Pro forma loss per share                                             (0.04)
==============================================================================



12. SUBSEQUENT EVENTS

In April 2000, the Company acquired 75% of Border Biofuels Limited (BBL),a UK Green Power project development company. Through the acquisition of BBL, the Company has accessed 15 year power purchase contracts in the UK for the production of 60 MW of electricity. Projects are to be fuelled by BioOil. The contracts provide an option for, but not the obligation to provide power.



13. COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current year.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

     DynaMotive Technologies Corporation is an energy systems company that is a world leader in the development of technology to produce competitively priced fuels from renewable and non-depleting biomass. DynaMotive's liquid fuel, known as BioOil, presents significant market opportunities that the Company intends to exploit commercially as a clean fuel to replace natural gas, diesel and other fossil fuels to produce power and heat in industrial boilers, gas turbines and diesel engines. The Company and its partners are also engaged in research and development on a range of derivative products that, if successful, could further enhance the market and value for BioOil as an alternative fuel and product source.

     DynaMotive Technologies Corporation was incorporated on April 11, 1991 in the Province of British Columbia, Canada, by registration of its Memorandum of Articles, pursuant to the Company Act of British Columbia under the name of DynaMotive Canada Corporation. On October 31, 1995, the shareholders approved a change of name to the Company's current name. As of March 31, 2001, the Company had seven wholly-owned subsidiaries: DynaMotive Corporation (incorporated in the State of Rhode Island in 1990 and holding some of the Company's patents), DynaMotive ElectroChem Corporation (incorporated in the Province of British Columbia in 1993), DynaMotive Europe Limited (incorporated in the United Kingdom in 1996 under the name of DynaMotive Technologies (UK) Ltd.), DynaMill
(TM) Systems Limited (incorporated in the Province of British Columbia in
1996), DynaMotive Puerto Rico, Inc. (incorporated in Puerto Rico in 1997), DynaPower, Inc. (incorporated in the Province of British Columbia in May 2000 under the name 606620 B.C. Ltd which was officially changed to DynaPower Inc. in July 2000) and DynaMotive Canada, Inc. (federally incorporated in November
2000). In this Report, unless the context otherwise requires, the terms the "Company" and "DynaMotive" shall refer to DynaMotive Technologies Corporation. The Company is currently listed on the over-the-counter bulletin board market (OTCBB). Symbol: DYMTF.OB.


DESCRIPTION OF BUSINESS

     DynaMotive's primary focus is to commercialize its BioOil production technology and establish this technology as the worldwide industry standard for production of BioOil clean fuels. To support this goal we plan over the next two years to expand upon our existing operations in Europe, the US, and Canada as well as to develop commercial presence in Asia and Latin America.

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

     As of March 31, 2001, DynaMotive and its wholly owned subsidiaries have active inventions protected by patents issued and patents pending via in-house development or license, with the earliest U.S. patent scheduled to expire on December 3, 2010.

     This Quarterly Report on Form 10-Q may contain forward looking statements, within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, regarding DynaMotive Technologies Corporation. Actual events or results may differ materially from the company's expectations, which are subject to a number of known and unknown risks and uncertainties including but not limited to changes and/or delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, the ability to integrate acuqition of Border Biofuel Ltd., and general economic and market conditions. Other risk factors discussed in the Company's past filings with the United States Securities and Exchange Commission may also affect the actual results achieved by the Company

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein. The Company's quarterly operating results have been and will continue to be affected by a wide variety of factors that could materially and adversely affect revenues and profitability. These include factors relating to competition, such as competitive pricing pressure and the potential introduction of new products by competitors; manufacturing factors, including constraints in the Company's supply of products from outside manufacturing and assembly operations and shortages or increases in the prices of raw materials and components; sales and distribution factors, such as changes in customer base or distribution channels resulting in lower margins or the loss of a significant alliance partner; new product development and introduction problems, such as increased research, development, marketing and beta test expenses associated with new product introductions, and delays in the introduction of new products and technologies; as well as other factors, including levels of expenses relative to revenue levels, personnel changes, expenses that may be incurred in litigation, and fluctuations in foreign currency exchange rates. The Company has experienced and expects to continue to experience fluctuations in operating results, and there can be no assurance that the Company will achieve profitability in the future.


CORE TECHNOLOGIES & STRATEGIC BUSINESS UNITS

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

BIOOIL BUSINESS UNIT

     The BioOil Business Unit develops and markets technology for the production of biofuels (liquid: BioOil, solid: char and gaseous: non-condensable gases). - rRenewable and non-depleting "green" fuels made from biomass that can be used for generating heat and power in industrial boilers, gas turbines and stationary diesel engines, as well as range of derivative products including, blended fuels for transportation, slow release fertilizers and specialty chemicals.

     By virtue of being derived from biomass waste, all BioOil fuels are considered to be carbon dioxide ("CO2") and greenhouse gas neutral. When combusted, they produce virtually no sulfur dioxide ("SOX") and significantly reduced nitrogen oxide ("NOX") emissions, therefore having significant advantages over fossil fuels with respect to reduction of atmospheric pollution.

     DynaMotive has developed technical expertise internally to enable it to design and build commercial-sized BioOil production plants in key markets identified by the Company. The technology group will also provide technical support and expertise to DynaMotive's operating companies around the world while continuing to further develop the Company's BioOil technology and applications.

BIOOIL PRODUCTION PROCESS

     BioOil is produced using a patented fast pyrolysis process, developed by Resource Transforms International, Ltd. (RTI), trade named BioTherm(TM).
The process converts forest and agricultural waste, such as sawdust, sugar cane bagasse and wheat straw amongst others, into commercial fuels (BioOil, char and non-condensable gases).

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

     The plant conforms to all applicable British Columbia safety, electrical and mechanical design standards, utilizing state-of-the-art 'smart' instrumentation and a high-powered industrial-grade distributed control system
(DCS). The Company adopted this design philosophy in order to facilitate easy scale-up to commercial plant capacities. Once commissioned, the fully automated plant will have a production capacity of 6,000 litres of BioOil per day, providing much larger quantities of BioOil for engine and combustion test programs. Depending on the development of derivative products described below, the management may consider placing the plant into industrial service for specialty applications in the future.

     Following the success of the new 10 tpd BioOil plant, the Company plans to begin construction of a 50-70 tpd commercial demonstration plant in 2001 in the UK which is intended to serve as a springboard for design and construction of full scale, 100 to 400 tpd commercial plants to be built in Canada, Europe, Brazil, Asia and other international markets

BIOOIL COMMERCIAL APPLICATIONS & MARKETS
     The nearest term and most appropriate commercial application for BioOil is as a clean burning fuel to replace fossil fuels for generating power and heat in industrial boilers, gas turbines and stationary diesel engines used in the forest and sugar industries. In late 1998, the Company began shipping BioOil from the pilot plant to various engine manufacturers and users for testing purposes.

     The Company's initial target market for BioOil fuel is in Europe where, given current fossil fuel price projections, BioOil fuel for power generation could prove to be competitive. Strong regulatory pressures coupled with high SOX, NOX and CO2 taxes on fossil fuels, renewable energy tax incentives and subsidies make BioOil an attractive renewable energy option. Increasingly, regulatory pressure and incentives are also creating opportunities in North America that are being evaluated by the Company.

     There are also significant opportunities for the application of BioOil as a fuel for power generation in countries that are heavily reliant on fossil fuel imports and have a strong agricultural base producing large volumes of biomass wastes. BioOil produced from these wastes could be used to replace fossil fuels, while utilizing an abundant local resource. This is particularly applicable to island economies (Caribbean/South Pacific) and to certain regions in Latin America, the Far East, Australia and Africa.


FUTURE BIOOIL APPLICATIONS & DERIVATIVE PRODUCTS

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


BIOOIL STRATEGIC PARTNERS, INVESTMENT  AND GOVERNMENT FUNDING

     DynaMotive is commercializing its BioOil production technology through a network of industrial and institutional partners. DynaMotive has formed relationships with the following companies: Resource Transforms
International (RTI), Ltd. (original developer of the patented BioTherm(TM) pyrolysis technology), Orenda Aerospace (a member of the Magellan Aerospace Corporation and a recognized leader in power and propulsion technologies), osan Bom Jesus (one of Brazil's and the world's largest sugar and ethanol producers and exporters), Solar Turbines (a wholly owned subsidiary of Caterpillar Inc. and the world leader in industrial turbines in the 1-15 megawatt capacity) and China Energy Holdings Limited (a wholly owned subsidiary of China Strategic Holdings Limited of Hong Kong). An alliance with Canadian Forest Products Ltd. (Canfor Corporation) was announced in March 2001.

     The Company's BioOil technologies are consistent with the environmental and economic objectives of governments around the world. The Company has received strong support from the Canadian federal government and is in discussion with other governments and international agencies in target markets directly and through project partners to examine BioOil financing and grant potential. Canadian government support has been received from Industry Canada/Technology Partnerships Canada (TPC) which has agreed to contribute
Cdn $8.2 million (US $6.1 million) to DynaMotive for development and commercialization of BioOil fuels and derivative products and Natural Resources Canada (NRCan) which has contributed $250,000 to support ongoing research and development of BioOil at the CANMET national laboratory.


DYNAPOWER(R) ACID-FREE METAL CLEANING SYSTEMS

     The Company's DynaPower(R) technology cleans ferrous and non-ferrous metals in a cost-effective manner without acids, caustics or solvents traditionally used by the steel and wire industry, thus eliminating the risks and costs associated with handling harmful chemicals and disposing of hazardous waste. The metal wire cleaning system uses bipolar electrolysis and ultrasound (DynaSonics(R)) to peel away scale, remove lubricants and create a metal surface that is exceptionally clean, dry, PH-neutral and rust-resistant. The DynaPower(R) Business Unit focuses on the following product applications: stainless steel, mid and high carbon steel, extrusion clad steel, copper and aluminum wire products.

     DynaPower(R) technology also allows the customer to use the process to prepare metal surfaces ready for standard industry metal treatments such as electroplating, hot-dip zinc coating and rubber adhesion. The Company's wire cleaning equipment can continuously process wire at a rate comparable to or better than conventional chemical cleaning processes but without the added expenses and hazards otherwise encountered when using acid, caustics or solvents.

      As part of a corporate reorganization in 1999, the Company decided to outsource the manufacture of DynaPower(R) wire cleaning systems, thus reducing staff and operational costs. In the year 2000, the Company has established preferred supplier agreements with multiple vendors to further secure manufacturing inputs and control costs.

     During the first quarter of 2001, DynaPower continues to work on completing previous orders from customers In addition, during the first quarter of 2001, DynaPower secured an additional order from Sumiden Wire Products Corporation of Dickson, TN. Sumiden Wire Products is a wholly owned subsidiary of Sumitomo Electric Industries, Ltd., Japan (the forth largest producer of wire and cable products in the world.)

     During the first quarter fo 2001, the Company has also completed the first prototype of the DynaSonics(R) cleaning technology that it believes has significant commercial potential for ultrasonic cleaning of wire drawing dies. The Company has developed a novel process for cleaning diamond or tungsten carbide dies which are used by the wire industry for drawing a variety of metal wires. Die makers and wire mills have been aggressively looking for an effective cleaning process to replace old, ineffective and slow processes. DynaMotive believes that its new technology can be used by die makers to quickly and effectively clean their dies during the manufacturing or servicing processes and by wire mills to clean their dies during regular maintenance. The Company anticipates it will begin in-plant trials shortly.

     On May 1,2001 DynaMotive announced that it intends to divest its Metal Cleaning Subsidiary, DynaPower, Inc. (DynaPower). Furthermore, it announced that it has entered into a Letter of Intent with DynaPower Management for a potential Management Buyout (MBO). The Company intends to retain intellectual property ownership (Patents) and intends to receive on-going royalties from its patents. While the Company intends to complete the divestiture by the third quarter of this year, there can be no assurance that the divestituture will be complete by the end of third quarter of 20001 or at all.


RESULTS OF OPERATIONS

     The company's financial statements have been prepared in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 11 of the company's consolidated financial statements. Financial information concerning the Company's industry segments is summarized in Note 10 to Consolidated Financial Statements.

     Total sales revenues for the first quarter of 2001 decreased to $97,118 while the same quarter for 2000 generated $266,942. Revenue for the first quarter of 2001 was lower than the same quarter in 2000 due to decline in commercial sales volume of its DynaPower(R) metal cleaning systems. The Company has announced its intent to divest its DynaPower business division to focus on the commercial development of its BioOil technologies.

     Cost of sales in the first quarter of 2001 decreased to $75,780, from $133,208 in the same period of 2000 due to corresponding decrease in sales of DynaPower(R) metal cleaning systems. For the 3 months ended March 31, 2001, the gross margin was 22.0% compared to 50.1% in the same period of 2000. The quarter-to-quarter decrease in gross margin is due to introductory prices offered to clients for promotional purpose.

     For the quarters ended March 31, 2001 and 2000 the company expended $116,244 and $245,719 respectively on research and development. The decrease in research and development expenditure during the first quarter of 2001 was due to the constrction of 10 tons per day pilot plant. Of these amounts,$41,250 and $73,341 respectively were sponsored by government funding.

     General and administrative salaries and benefits decreased to $293,100 in the first quarter of 2001 compared to $679,779 in the same period of 2000. The decrease is due to a one overtime and employee bonus payout in the first quarter of 2000.

     Overall capital expenditures, net of government grants and disposals for developing and patenting the Company's technologies increased to $174,696 in the first quarter from $55,188 in the same period in 2000. The majority of the increase is due to repairs and upgrades to the company's existing test equipments.

     The Company's total assets decreased to $4,023,222 at the end March 31, 2001 from $4,469,120 at the end of the same period in 2000. The decrease is due to collection of accounts and government grants receivables to fund operating expenditures. Liability decreased to $751,915 in the first quarter of 2001 from $898,374 in the same quarter in 2000 primarily due to decrease in trade accounts payable and accrued liabilities.

     The loss for the first quarter of 2001 was $1,242,958 as compared to $1,149,055 for the same period in 2000. The increase in loss is primarily due to an increase in professional fees, the majorities of which were paid with the issuance of restricted common shares.

     Use of cash in operating activities for the first quarter of 2001 decreased significantly to $278,412 from $603,717 of the same quarter in 2000. The decrease in use of cash was primarily due to (i) changes in working capital consisted of accounts and government grant receivables, deferred revenue, and accounts payables, and (ii) increase in non-cash expenses paid in common shares.

     The end-of-period deficit increased from $18,934,784 at March 31, 2000 to $20,177,742 at March 31, 2001. Even though the loss for the first quarter of 2001 increased slightly as compared to the same period in 2000, the loss per common share remained the same at four cents ($0.04), due to a corresponding increase in the weighted average number of common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     In Feburary 2001, the company completed the closing of a private placement having raised an additional $500,695 from sales of 417,246 shares of its common stock and $17,579 from 43,946 shares of common stock options exercised for cash. During the first quarter ended March 31, 2001, the company received a government assistance commitment of $211,578, all of which is included in government grants receivable at March 31, 2001 as noted on note 5 and 9 of the consolidated financial statements.

     With the current cash on hand and anticipated divesting of its DynaPower business division to focus on the commercial development of its BioOil technologies, the Company anticipates that it will require additional financing for its operation and commercialization of its BioTherm(R) technologies during this year. The company is working closely with a global investment bank with the intent to raise up to $15 million in equity financing during the second quarter of 2001. Given the market condition and other factors, there can be no guarantee that the Company will be successful in securing additional financing. If adequate funds are not available on acceptable terms when needed, the Company may be required to delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs.


     As of the end of the first quarter of 2001, the Company had cash and cash equivalents of $1,092,792, a decrease of $2,923 from the $1,095,715 as at December 31, 2000. The primary sources for liquidity for the Company during the first quarter of 2001 were from the Company's private placement offering totaling $500,695 and collection of government grant receivables. At the end of the same quarter in 2000, the Company had cash and cash equivalents of $3,993,706. Primary sources of liquidity for the first quarter of 2000 were from the Company's private placements.

     During the first quarter of 2001, the Company generated cash in the amount of $506,737 from financing activities, and used cash in operating and in investing activities in the amounts of $278,412, and $174,696, respectively. For the same quarter in 2000, the Company used cash in operating and in investing activities in the amounts of $603,716 and $55,188, respectively, while financing activities generated cash of $4,441,156.

     Cash used in operating activities for the first quarter of 2001, which consists of a loss for the period of $1,242,958, was partially offset by amortization, and stock based compensation expense in the amount of $87,444, and $481,594, respectively. Non-cash working capital items increased by $395,508 during the first quarter of 2001. Cash used in operating activities for the same quarter in 2000 consisted of a loss of $1,149,055, which was partially offset by amortization and non-cash compensation expenses in the amount of $67,638, and $283,668 respectively. Non-cash working capital items increased by $194,033 during the same quarter in 2000.

     Financing activities for the first quarter of 2001 included a private placement offering and common stock options exercise for cash totaling $518,274. Financing activities for the first quarter of 2001 also included a decrease of $11,537 in bank indebtedness.

     Investing activities resulted in a net decrease of cash by $174,696 for the first quarter of 2001 which consisted of $181,699, net of government grants, incurred in acquisitions and upgrades of capital assets, an increase of $7,002 as a result of revaluation of patent costs.


RECENT DEVELOPMENTS AND FUTURE EVENTS

     In January, 2001 the Company began commissioning of its new 10 tonne per day BioOil plant, construction of which was completed on budget and in record time in December 2000. The initial production runs were completed successfully and fuel quality BioOil was produced from wood waste. With a processing capacity of 10 tonnes of biomass feedstock per day, the fully automated plant has been built to industrial standards in order to facilitate scale-up of the technology to full scale commercial capacity. Delivering to the marketplace a technology that is reliable, replicable and scalable is a cornerstone of the Company's development strategy. Completion of the new plant brings the Company one step closer to development of full scale commercial BioOil facilities.

     During first quarter of 2001, the Company announced that it had successfully completed BioOil combustion testing at Natural Resources
Canada's (NRCan) CANMET Energy Technology Centre (CETC) in Ottawa, Ontario. The success of this test program creates opportunities for early commercial applications for BioOil as a clean burning fuel to replace natural gas, diesel and other fossil fuels in the multi-billion dollar industrial fuels market. Customers for BioOil fuels could potentially include local, regional and international energy users such as electrical utilities, forest companies, oil and gas producers and manufacturing companies.

     Also during the first quarter, the Company announced that it has signed a Memorandum of Understanding (MOU) with TECNA S.A. of Argentina, a major engineering and construction company that has played a leading role in the oil and gas sector in Latin America and internationally. Under terms of the MOU, TECNA would provide engineering, procurement and construction (EPC) services for commercial BioOil energy projects in Latin America and other markets on a non-exclusive basis. TECNA would also collaborate with DynaMotive to provide technical design and input optimization on DynaMotive's BioOil production technology. The agreement with TECNA is another critical step in the Company's commercialization strategy by which it will gain proven capabilities in project development and construction. These are expected to translate into efficiencies in engineering design, procurement, construction and project management.

     On March 8, 2001 the Company officially opened its new BioOil plant and announced a Memorandum of Understanding alliance with Canadian Forest Products Ltd., Canada's largest forest products company, to develop commercial BioOil applications in the forest industry. This partnership is a significant milestone in DynaMotive's commercialization program. The MOU establishes a framework for collaboration through several stages of development. Initially, Canfor will provide prepared feedstock for the operation of DynaMotive's 10 tonne per day pilot plant and work with DynaMotive to validate BioOil fuel applications in sawmills and pulp mills. The companies have also established the principles for developing a 25 - 50 tonne per day BioOil demonstration project and for commercial BioOil projects including feedstock supply and fuel purchase agreements.

     During the first quarter 2001, representatives of the Company attended a number of important renewable energy and environmental conferences and trade fairs including: EECO (Environment and Energy Conference) in Toronto Ontario in January where Chief Operating Officer made a presentation; Environment 2001 in Abu Dhabi, U.A.E.; 2nd World Sugar Conference in Miami, Florida where Chief Technology Officer Keith Morris presented a technical paper; and the Green House Gas Forum in New York where Director of Research and Development Dr. Jan Barynin, Ph.D. presented a technical paper.

     In April 2000, the Company acquired 75% of Border Biofuels Limited (BBL), a UK Green Power project development company. Through the acquisition of BBL, the Company has accessed 15 year power purchase contracts in the UK for the production of 60 MW of electricity. Projects are to be fuelled by BioOil. The contracts provide an option for, but not the obligation to provide power.

     On May 1,2001 DynaMotive announced that it intends to divest its Metal Cleaning Subsidiary, DynaPower, Inc. (DynaPower). Furthermore, it announced that it has entered into a Letter of Intent with DynaPower Management for a potential Management Buyout. The Company intends to retain intellectual property ownership (Patents) and intends to receive on-going royalties from its patents. While the Company intends to complete the divestiture by the third quarter of this year, there can be no assurance that the divestituture will be complete by the end of third quarter of 20001 or at all.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is affected by fluctuations in foreign currencies and changes in interest rates. The Company's revenue is primarily in US dollars while the majority of its expenses are in Canadian currency. The Company holds cash in both US and Canadian funds and exchanges from US currency to Canadian currency as necessary.

     The Company can be adversely affected when the Canadian currency appreciates. The management has the ability, to some extent, to time exchanges and enter into forward exchange contracts in an attempt to mitigate such risk. The company reports in US currencies. When translating the Company's financial statements from Canadian dollars to US currencies, depending on the prevailing exchange rate at the time, certain impact from prior exchange transactions may be off-set. The extent of the Company's exposure depends on the degree of fluctuation in foreign currencies. Due to the nature of foreign currency exchange, the exact exposure is difficult to estimate.

     The Company holds its cash reserve in short term deposits. The interest revenue obtained from these instruments will depend on the market interest rates prevailing at the time. Based on cash positions at March 31, 2001, the change in interest revenue due to changes in market interest rates is not material. The Company also has short term credit facilities which it draws upon and repays as necessary. The interest expense depends on the prevailing market rate at the time. Due to the average size of the loan outstanding at any one time, the differences in interest expenses resulting from fluctuation in interest rates are not material.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
To be discussed with Bernie - May not be material, therefore may be eliminated

     During the third quarter 2000, the Company was named a party to a legal proceeding filed by HPG Research Ltd., a British Columbia company, in the Supreme Court of British Columbia, for an alleged breach of a Royalty Agreement, executed between the Company and HPG in 1993, and potential claim of a certain percentage of DynaPower sales. As at the end of 2000, the parties agreed to proceed to arbitration under the Commercial Arbitration Act of British Columbia and are in the process of finding a suitable arbitrator for this matter. No arbitrator has been appointed as at the end of first quarter 2001.

      At the end of the first quarter 2001, the Company was named a party to a legal proceeding filed by Southwestern Wire, Inc. (SWI), an Oklahoma corporation, in the District Court of Cleveland County, State of Oklahoma for an alleged breach of contract by the Company with respect to SWI's purchase of a 24 wire DynaPower cleaning system for a potential claim of $101,000.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 2001, the Company closed a private placement financing of its common shares, no par value, for a total of $500,695 at a share price of $1.20 per share. Subscribers to the funding also received a warrant to purchase one-fifth of a share of common stock for each share of common stock purchased. The warrants have a two year term, subject to accelerated termination under certain circumstances and are exercisable at a share price equal to $2.00.
A total of 417,246 shares and 83,448 warrants were issued to: BC Advanced Systems Foundation, K.F. McCready, and hia Tai Chen.

     The offering was made, and the securities were sold to purchasers who are not U.S. Persons (as defined in Regulation S prmogated under the US Securties Act) and is therefore exempt from United States registration requirements under Regulation S. The securities issued have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration.




ITEM 6. EXHIBITS and REPORTS ON FORM 8-K


   (a) Exhibits

       3.1 Company Act Memorandum of DynaMotive Technologies Corporation, as amended to date (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.)

       3.2 Articles of DynaMotive Technologies Corporation, as amended to date (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.)



   (b) Reports on Form 8-K

       None.

                           DYNAMOTIVE TECHNOLOGIES CORPORATION

                                       SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of May 2001.

                                   DYNAMOTIVE TECHNOLOGIES CORPORATION


                                   /s/ Robert Andrew Kingston
                                   ------------------------------------
                                   Robert Andrew Kingston,
                                   President & Chief Executive Officer

                                   /s/ Stephen Ives
                                   ------------------------------------
                                   Stephen Ives
                                   Chief Financial Officer




                                           Exhibit Index


Exhibit                     Description

3.1 Company Act Memorandum of DynaMotive Technologies Corporation, as amended to date (filed as Exhibit
                            3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

3.2 Articles of DynaMotive Technologies Corporation, as amended to date (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.)







37