Form 10-Q/A
period 2001-03-31
DYNAMOTIVE TECHNOLOGIES CORP
filed 2001-05-15
CIK 941625

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The following financial statements have been prepared in accordance with accounting principles generally accepted in Canada. While adhering to these Canadian accounting principles results in financial statements disclosing an information content substantially similar to financial statements that comply with United States generally accepted accounting principles, there are material variations in the two country's accounting principles, practices and methods used. Reference should be made to the notes that accompany the Company's financial statements as well as to Note 15 of the Company's annual report on Form 10-K which discusses the material variations in the accounting principles in Canada as compared to those followed in the United States.




Interim Financial Statements                                         Page

  Consolidated Balance Sheet                                          3
  Consolidated Statement of Loss and Deficit                          4
  Consolidated Statement of Cashflow                                  5
  Notes to Interim Financial Statement                                6 - 24


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

See accompanying notes

                     DynaMotive Technologies Corporation


                     CONSOLIDATED STATEMENT OF CASHFLOW

                     Period ended March 31      (expressed in U.S. dollars)

                                                   Three Months    Three Months
                                                      ended            ended
                                                     March 31,       March 31,
                                                       2001            2000
                                                         $                $
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                (1,242,958)       (1,149,055)
Add items not involving cash:
     Amortization and depreciation                     87,444            67,638
     Stock based compensation                         481,594           283,668
Net change in non-cash working capital
balances related to operations [note 7]               395,508           194,033
--------------------------------------------------------------------------------
Cash used in operating activities                    (278,412)         (603,716)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Decrease in bank indebtedness                         (11,537)               --
Retirement of debt                                         --           (81,492)
Share subscriptions                                                      82,098
Share capital issued                                  518,274         4,440,550
--------------------------------------------------------------------------------
Cash provided by financing activities                 506,737         4,441,156
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in patents costs                               7,002            (3,788)
Purchase of capital assets (net of                   (182,713)          (51,400)
  government grants)
Proceeds on sale of equipment                           1,015                --
--------------------------------------------------------------------------------
Cash used in investing activities                    (174,496)          (55,188)
--------------------------------------------------------------------------------

Effect of exchange rate changes on cash               (56,552)          (12,315)
--------------------------------------------------------------------------------

Increase (decrease) in cash and cash
   equivalent during the period                        (2,923)        3,769,937
Cash and cash equivalent at beginning of period     1,095,715           223,769
--------------------------------------------------------------------------------
Cash end of period                                  1,092,792         3,993,706
================================================================================

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

[d] The Company has the following future minimum lease commitments for premises and equipment expiring through 2005:

                                                                        $
------------------------------------------------------------------------------
2001                                                                  171,750
2002                                                                  219,000
2003                                                                  214,000
2004                                                                  124,000
2005                                                                  119,000
------------------------------------------------------------------------------
                                                                      847,750
------------------------------------------------------------------------------

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

[c] At the end of the first quarter 2001, the Company was named a party to a legal proceeding filed by Southwestern Wire, Inc. (SWI), an Oklahoma corporation, in the District Court of Cleveland County, State of Oklahoma for an alleged breach of contract by the Company with respect to SWI's purchase of a 24 wire DynaPower cleaning system for a potential claim of $101,000. The outcome of the action is not determinable at this time and the amount of any liability, if any, cannot be reasonably estimated. Accordingly, no provision for loss has been made in these consolidated financial statements.

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



7. NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES

                                          Three Months          Twelve Months
                                              ended                 ended
                                          March 31, 2001      December 31, 2000
                                                $                     $
-------------------------------------------------------------------------------
Accounts and government
grants receivable                            579,743              (140,591)
Work in progress/Inventory                      (469)               17,422
Prepaid expenses and deposits                (48,843)               (7,318)
Accounts payable and accrued liabilities    (153,020)               46,485
Deferred Revenue                              18,098              (161,176)
-------------------------------------------------------------------------------
                                             395,507              (245,178)
===============================================================================
Supplementary information
-------------------------------------------------------------------------------
Interest paid                                  6,176                26,523
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

10. SEGMENTED INFORMATION (cont'd.)

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

10. SEGMENTED INFORMATION (cont'd.)

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

                                                 Three Months    Three Months
                                                     ended           ended
                                                    March 31,       March 31,
                                                      2001            2000
                                                        $               $
------------------------------------------------------------------------------
Loss for the period, Canadian GAAP                 1,242,958       1,149,055
Adjustment for patent cost amortization                1,785             988
Adjustment for stock-based compensation                6,803         129,802
Adjustment for variable accounting expenses               --         198,750
------------------------------------------------------------------------------
Loss for the year, as adjusted                     1,251,546       1,478,595
------------------------------------------------------------------------------

Unrealized losses on foreign currency translation     56,552          17,412
------------------------------------------------------------------------------
Comprehensive loss for the year, U.S. GAAP         1,308,098       1,496,007
------------------------------------------------------------------------------
Weighted average number of common shares
      Outstanding                                 34,491,242      29,626,768
------------------------------------------------------------------------------

Loss per common share, U.S. GAAP                       (0.04)          (0.05)
==============================================================================

11.  RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

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

11.  RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

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


DESCRIPTION OF BUSINESS

     DynaMotive's primary focus is to commercialize its potential BioOil production technology and establish this technology as the worldwide industry standard for production of BioOil clean fuels. To support this goal, the Company plans over the next two years to expand upon its existing operations in Europe, the US, and Canada as well as to develop commercial presence in Asia and Latin America.

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

     This Quarterly Report on Form 10-Q may contain forward looking statements, within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, regarding DynaMotive Technologies Corporation. Actual events or results may differ materially from the Company's expectations, which are subject to a number of known and unknown risks and uncertainties including but not limited to changes and/or delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, the ability to integrate acquisition of Border Biofuels Ltd., and general economic and market conditions. Other risk factors discussed in the Company's past filings with the United States Securities and Exchange Commission may also affect the actual results achieved by the Company.

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

BIOOIL BUSINESS UNIT

     The BioOil Business Unit develops and markets technology for the production of biofuels (liquid: BioOil, solid: char and gaseous: non-condensable gases). - renewable and non-depleting "green" fuels made from biomass that can be used for generating heat and power in industrial boilers, gas turbines and stationary diesel engines, as well as range of derivative products including, blended fuels for transportation, slow release fertilizers and specialty chemicals.

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


BIOOIL STRATEGIC PARTNERS, INVESTMENT  AND GOVERNMENT FUNDING

     DynaMotive is commercializing its BioOil production technology through a network of industrial and institutional partners. DynaMotive has formed relationships with the following companies: Resource Transforms
International (RTI), Ltd. (original developer of the patented BioTherm(TM) pyrolysis technology), Orenda Aerospace (a member of the Magellan Aerospace Corporation and a recognized leader in power and propulsion technologies), Cosan Bom Jesus (one of Brazil's and the world's largest sugar and ethanol producers and exporters), Solar Turbines (a wholly owned subsidiary of Caterpillar Inc. and the world leader in industrial turbines in the 1-15 megawatt capacity) and China Energy Holdings Limited (a wholly owned subsidiary of China Strategic Holdings Limited of Hong Kong). An alliance with Canadian Forest Products Ltd. (Canfor Corporation) was announced in March 2001.

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

     During the first quarter of 2001, DynaPower continues to work on completing previous sales In addition, during the first quarter of 2001, DynaPower secured an additional order from Sumiden Wire Products Corporation of Dickson, TN. Sumiden Wire Products is a wholly owned subsidiary of Sumitomo Electric Industries, Ltd., Japan (the fourth largest producer of wire and cable products in the world.)

     During the first quarter of 2001, the Company has also completed the first prototype of the DynaSonics(R) cleaning technology that it believes has significant commercial potential for ultrasonic cleaning of wire drawing dies. The Company has developed a novel process for cleaning diamond or tungsten carbide dies which are used by the wire industry for drawing a variety of metal wires. Die makers and wire mills have been aggressively looking for an effective cleaning process to replace old, ineffective and slow processes. DynaMotive believes that its new technology can be used by die makers to quickly and effectively clean their dies during the manufacturing or servicing processes and by wire mills to clean their dies during regular maintenance. The Company anticipates it will begin in-plant trials shortly.

     On May 1,2001 DynaMotive announced that it intends to divest its Metal Cleaning Subsidiary, DynaPower, Inc. (DynaPower). Furthermore, it announced that it has entered into a Letter of Intent with DynaPower Management for a potential Management Buyout (MBO). The Company intends to retain intellectual property ownership (Patents) and intends to receive on-going royalties from its patents. While the Company intends to complete the divestiture by the third quarter of this year, there can be no assurance that the divestiture will be completed by the end of third quarter of 2001 or at all.


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

     Cost of sales in the first quarter of 2001 decreased to $75,780, from $133,208 in the same period of 2000 due to corresponding decrease in sales of DynaPower(R) metal cleaning systems. For the 3 months ended March 31, 2001, the gross margin was 22.0% compared to 50.1% in the same period of 2000. The quarter-to-quarter decrease in gross margin is due to introductory prices offered to clients for evaluation purpose.

     For the quarters ended March 31, 2001 and 2000 the Company expended $116,244 and $245,719 respectively on research and development. The decrease in research and development expenditure during the first quarter of 2001 was due to the construction of 10 tons per day pilot plant. Of these amounts,$41,250 and $73,341 respectively were sponsored by government funding.

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

     The loss for the first quarter of 2001 was $1,242,958 as compared to $1,149,055 for the same period in 2000. The increase in loss is primarily due to an increase in professional fees, paid to independent consultants assisting in Company's commercialization effort. The majorities of the fees were paid with the issuance of restricted common shares.

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

LIQUIDITY AND CAPITAL RESOURCES

     In February 2001, the Company completed the closing of a private placement having raised an additional $500,695 from sales of 417,246 shares of its common stock and $17,579 from 43,946 shares of common stock options exercised for cash. During the first quarter ended March 31, 2001, the Company received a government assistance commitment of $211,578, all of which is included in government grants receivable at March 31, 2001 as noted on note 5 and 9 of the consolidated financial statements.

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

     During the first quarter 2001, representatives of the Company attended a number of important renewable energy and environmental conferences and trade fairs including: EECO (Environment and Energy Conference) in Toronto Ontario in January where the Chief Operating Officer made a presentation; Environment 2001 in Abu Dhabi, U.A.E.; 2nd World Sugar Conference in Miami, Florida where the Chief Technology Officer presented a technical paper; and the Green House Gas Forum in New York where Director of Research and Development Dr. Jan Barynin, Ph.D. presented a technical paper.

     In April 2000, the Company acquired 75% of Border Biofuels Limited (BBL), a UK Green Power project development Company. Through the acquisition of BBL, the Company has accessed 15 year power purchase contracts in the UK for the production of 60 MW of electricity. Projects are to be fuelled by BioOil. The contracts provide an option for, but not the obligation to provide power.

     On May 1,2001 DynaMotive announced that it intends to divest its Metal Cleaning Subsidiary, DynaPower, Inc. (DynaPower). Furthermore, it announced that it has entered into a Letter of Intent with DynaPower Management for a potential Management Buyout. The Company intends to retain intellectual property ownership (Patents) and intends to receive on-going royalties from its patents. While the Company intends to complete the divestiture by the third quarter of this year, there can be no assurance that the divestiture will be completed by the end of third quarter of 2001 or at all.


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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 2001, the Company closed a private placement financing of its common shares, no par value, for a total of $500,695 at a share price of $1.20 per share. Subscribers to the funding also received a warrant to purchase one-fifth of a share of common stock for each share of common stock purchased. The warrants have a two year term, subject to accelerated termination under certain circumstances and are exercisable at a share price equal to $2.00.
A total of 417,246 shares and 83,448 warrants were issued to: BC Advanced Systems Foundation, K.F. McCready, and Chia Tai Chen.

     The offering was made, and the securities were sold to purchasers who are not U.S. Persons (as defined in Regulation S promulgated under the US Securities Act) and is therefore exempt from United States registration requirements under Regulation S. The securities issued have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration.




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