Form 10-Q
period 2001-06-30
DYNAMOTIVE TECHNOLOGIES CORP
filed 2001-08-14
CIK 941625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2001

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


State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

         Class                               Outstanding at July 31, 2001
------------------------------------------------------------------------------
         Common Stock, no par value                   37,667,744

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following financial statements have been prepared in accordance with accounting principles generally accepted in Canada. While adhering to these Canadian accounting principles results in financial statements disclosing an information content substantially similar to financial statements that comply with United States generally accepted accounting principles, there are material variations in the two country's accounting principles, practices and methods used. Reference should be made to the notes that accompany the Company's financial statements as well as to Note 16 of the Company's annual report on Form 10-K which discuss the material variations in the accounting principles in Canada as compared to those followed in the United States.



Interim Financial Statements                                         Page

  Consolidated Balance Sheet                                          3
  Consolidated Statement of Loss and Deficit                          4
  Consolidated Statement of Cashflow                                  5
  Notes to Interim Financial Statement                                6 - 27


            CONSOLIDATED FINANCIAL STATEMENTS (in U.S. dollars)

                   DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                             June 30, 2001

                     DynaMotive Energy Systems Corporation


                     CONSOLIDATED BALANCE SHEET

                                              (expressed in U.S. dollars)


                                              June 30,      December 31,
                                                2001             2000
                                                  $                $
------------------------------------------------------------------------
ASSETS

Current
Cash and cash equivalents                         350,144     1,095,715
Accounts receivable                               193,779       298,676
Government grants receivable [note 5b and 8]      549,861       661,046
Inventory                                          17,571        20,528
Prepaid expenses and deposits                     173,115       136,848
------------------------------------------------------------------------
Total current assets                            1,284,470     2,212,813
------------------------------------------------------------------------
Deferred project costs                          2,788,388            --
Capital assets                                  2,192,998     1,526,369
Goodwill                                          121,750            --
Patents                                           709,441       729,938
------------------------------------------------------------------------
                                                7,097,047     4,469,120
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities        1,554,542       560,906
Bank indebtedness -short term [note 3a]           266,587       233,520
Deferred Revenue                                   82,424       103,948
Minority interest                                  91,399            --
------------------------------------------------------------------------
Total current liabilities                       1,994,952       898,374
------------------------------------------------------------------------
Bank Indebtedness - long term [notes 3[b,c]]    1,937,347            --
Shareholders loan                                 333,437            --
Other loan                                         42,456            --
------------------------------------------------------------------------
Total liabilities                               4,308,192       898,374
------------------------------------------------------------------------
Commitments and contingencies [note 1, 5 and 6]
Shareholders' equity
Share capital, [note 4]                        22,498,977    21,040,882
Shares to be issued                               453,623       250,713
Convertible shareholders loan                     154,529            --
Contributed surplus [note 4f]                   2,092,711     1,584,997
Cumulative translation adjustment                (397,052)     (371,062)
Deficit                                       (22,013,933)  (18,934,784)
------------------------------------------------------------------------
Total shareholders' equity                      2,788,855     3,570,746
------------------------------------------------------------------------
                                                7,097,047     4,469,120
========================================================================

See accompanying notes

                     DynaMotive Energy Systems Corporation

                     CONSOLIDATED STATEMENT OF LOSS AND DEFICIT

                     Period ended June 30      (expressed in U.S. dollars)

                                    Three       Three        Six       Six
                                    months      months      months    months
                                    ended       ended       ended      ended
                                   June 30,    June 30,    June 30,   June 30,
                                     2000        2000        2001       2000
                                       $           $          $           $
------------------------------------------------------------------------------
REVENUE
Sales                              345,817     178,809     442,935     445,751
------------------------------------------------------------------------------
                                   345,817     178,809     442,935     445,751
------------------------------------------------------------------------------

EXPENSES
Cost of sales                      240,537     143,798     316,317     277,006
Amortization and depreciation       72,848      77,458     160,292     145,096
Interest expense                     5,136       3,895      11,312       7,227
Marketing                          224,031     353,328     403,124     502,224
Office supplies, telephone
      and insurance                105,911      67,502     169,721     120,318
Professional fees [note 6]         787,097     277,840   1,284,464     800,317
Royalties                            1,805       5,426       1,805      18,252
Rent                                86,658      36,678     170,374      68,931
Research and Development
      [note 5b and 9]              144,827       1,647     219,821     171,025
General and administrative
  salaries and benefits [note 6]   505,975     314,537     799,075     891,944
------------------------------------------------------------------------------
                                 2,174,825   1,282,109   3,536,305   3,002,340
------------------------------------------------------------------------------
Loss from operations            (1,829,008) (1,103,300 )(3,093,370) (2,556,589)

OTHER REVENUE AND EXPENSES
Interest income                    (11,439)     98,290      10,425     111,955
Loss on asset disposals                 (7)    (24,615)       (467)    (24,615)
Capital tax expenses               (53,765)         --     (53,765)         --
------------------------------------------------------------------------------
                                   (65,211)     73,675     (43,807)     87,340
------------------------------------------------------------------------------
                                (1,894,219) (1,029,625) (3,137,177) (2,469,249)

Minority interest                   58,028          --      58,028          --
------------------------------------------------------------------------------
Loss for the Period             (1,836,191) (1,029,625) (3,079,149) (2,469,249)

Deficit, beginning of period   (20,177,742)(15,617,534)(18,934,784)(14,177,910)
------------------------------------------------------------------------------
Deficit, end of period         (22,013,933)(16,647,159)(22,013,933)(16,647,159)
==============================================================================

Weighted average number of
common shares Outstanding       35,002,334  33,915,151  34,751,246  31,173,833
------------------------------------------------------------------------------
Loss per common share              (0.05)      (0.03)       (0.09)      (0.08)
==============================================================================

See accompanying notes

                     DynaMotive Energy Systems Corporation


                     CONSOLIDATED STATEMENT OF CASHFLOW

                     Period ended June 30       (expressed in U.S. dollars)

                                                   Six months    Six months
                                                      ended         ended
                                                     June 30,      June 30,
                                                      2001          2000
                                                        $             $
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                (3,079,149)    (2,469,248)
Add items not involving cash:
     Amortization and depreciation                    160,292        145,096
     Minority interest                                (58,028)            --
     Loss on asset disposal                             7,612             --
     Stock based compensation                       1,370,045        845,232
Net change in non-cash working capital
balances related to operations [note 7]               343,908        (42,950)
------------------------------------------------------------------------------
Cash used in operating activities                  (1,255,320)    (1,521,870)
------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in bank indebtedness                          14,316         116,302
Decrease in loan from shareholder                      (8,190)             --
Share subscriptions                                        --         170,719
Share capital issued                                  798,674       4,433,129
------------------------------------------------------------------------------
Cash provided by financing activities                 804,800       4,720,150
------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in patents costs                             (25,120)        (10,532)
Purchase of capital assets (net of
  government grants)                                 (245,129)       (280,500)
------------------------------------------------------------------------------
Cash used in investing activities                    (270,249)       (291,032)
------------------------------------------------------------------------------

Effect of exchange rate changes on cash               (26,822)        (77,140)
------------------------------------------------------------------------------

Increase (decrease) in cash and cash
   equivalent during the period                      (747,591)       2,830,108
Cash and cash equivalent at beginning of period     1,097,735          223,769
------------------------------------------------------------------------------
Cash and cash equivalent at end of period             350,144        3,053,877
==============================================================================

See accompanying notes

1. NATURE OF BUSINESS

DynaMotive Energy Systems Corporation ("the Company") was incorporatedon April 11, 1991 under the laws of the Province of British Columbia under the name of DynaMotive Canada Corporation. The Company changed its name to DynaMotive Technologies Corporation in 1995, and changed to its current name in June 2001. Since its inception the Company has been engaged in the process of commercializing several technologies that are in various stages of development.

The Company's primary focus is to commercialize its patented BioOil production technology and establish this technology as the worldwide industry standard for production of BioOil clean fuels. With the recent acquisition of Border Biofuels Ltd, the Company will gain access to BioOil fuelled electricity projects in the UK over a 15-year period. The Company has developed, patented, or acquired three primary technologies: (1) BioTherm(TM), a biomass-to-energy technology that converts low value forest waste and agricultural by-products into liquid BioOil, which can be used as a fuel or as a raw material for the production of various derivative products; (2) DynaPower(R), a metal cleaning process that does not involve the use of chemicals; and (3) actuator technologies used in both steel and aluminum welding. To date, the Company's principal revenues have been derived from the sales of the actuators and sales of DynaPower(R) systems to various customer applications. The principal market for the Company's metal cleaning business is in the United States, while the principle market for near term BioOil related business is in the UK.

These financial statements have been prepared on the going concern basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of operations for the foreseeable future.

The Company incurred a net loss of $3,079,149 for first six months of 2001 and as at June 30, 2001 has a deficit of $22,013,933.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 11.

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries DynaMotive Corporation, incorporated under the laws of Rhode Island, U.S.A.; DynaMotive Europe Limited (formerly known as DynaMotive Technologies Corporation (UK) Limited), incorporated under the laws of the United Kingdom; DynaMotive Canada Inc., federally incorporated under the laws of Canada; DynaPower Inc., incorporated under the laws of British Columbia; DynaMotive Puerto Rico, Inc., incorporated under the laws of Puerto Rico; DynaMill Systems Ltd. and DynaMotive Electrochem Corporation, incorporated under the laws of British Columbia. The consolidated financial statements also include 75% of Border Biofuels Limited, incorporated under the law of United Kingdom, acquired through DynaMotive Europe Limited. DynaMotive Electrochem Corporation, and DynaMotive Puerto Rico, Inc. are companies with no significant net assets or operations.

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

FINANCIAL DERIVATIVES

Foreign currency derivative financial instruments, such as forward contracts, are used from time to time to manage the effects of exchange rate changes on foreign currency exposures. Gains and losses on forward foreign exchange contracts are not recognized until realized and are then charged to income on a basis that corresponds with changes in the related amounts of foreign currency expenses.


2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

REVENUE RECOGNITION

Revenue from the sale of products is recognized upon shipment of the product to the customer. Revenue from contracts relating to implementation of the Company's metal cleaning systems in a commercial application is recognized on a completed contract basis, except for those which are greater than three months in duration, for which revenue is recognized on a percentage of completion basis where the basis of measure of performance is based on engineering estimates of completion. Revenue from power purchase projects of acquired Border Biofuels operations (Note 12) is recognized on a completed contract basis. Losses on contracts are recognized when they become known.

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

INVENTORY

Inventory comprises of work in progress relating to the Company's products under construction and is recorded at the lower of average cost and net realizable value. Inventory work in progress costs include the cost of raw materials, direct labour and overhead.

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


2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

In addition, the Company has entered into compensation arrangements, which entitle non-employees to specific amounts, which can only be settled by applying the amounts to exercise outstanding options to purchase common shares monthly over a period of up to twelve months. The Company recognizes compensation expense based on the fair value of the common stock issuable under the arrangement, when related services are performed. The common shares issuable under these arrangements are generally issued in the quarter following the period in which they are earned.

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

LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of shares outstanding for the year including escrowed shares. The effect of potential issues of shares under share option, share purchase warrants and conversion agreements have not been disclosed, as they are antidilutive.


3. BANK INDEBTEDNESS

[a] The Company has an authorized credit facility up to a maximum of $330,142 [$Cdn. 500,000]. As collateral for the loan, the Company has provided the lender a General Security Agreement providing a charge on all present and future assets. Amounts borrowed are repayable within 120 days from the date of borrowing and as at June 30, 2001 $264,114 (Cdn. $400,000) has been drawn down on this loan.

Covenants under the credit facility include, among other things, a requirement for the Company to obtain written consent prior to declaring dividends, significantly changing ownership control, committing to mergers, acquisitions, or changes in Company's principal line of business or entering other guarantees or other contingent liabilities and assets are not to be further encumbered.

The fair market value of the loan on June 30, 2001 approximates its carrying value.

[b] The Company's subsidiary Border Biofuels Limited (BBL) has extended a credit facility agreement with Bank of Scotland for a maximum of $1,645,567 (1,162,789 pound sterling). Under this agreement, Bank of Scotland has the security right over the assets of BBL and its subsidiaries. Interest charge is calculated daily on annaulized based rate plus 3%. The borrowed amount must be repaid together with interest by Mach 30, 2004 or earlier from audited profits generated in BBL and its subsidiaries prepared in accordance with UK GAAP. As of June 30, 2001, $1,624,117 (1,147,632 pound sterling) has been drawn down on the credit facility. The fair market value of the loan on June 30, 2001 approximates its carrying value.


Covenants to BBL under the credit facility include, among others, a requirement for the Company to obtain written consent prior to declaring dividends, significantly changing ownership control, committing to mergers, acquisitions, or changes in Company's principal line of business, changing the auditor, or providing other guarantees or entering contingent liabilities and assets are not to be further encumbered.


[c] The Company's subsidiary Border Biofuels Limited (BBL) has entered a loan facility with Bank of Scotland for a maximum of $283,038 (200,000 pound sterling). Under this agreement, Bank of Scotland has the security right over the assets of BBL and its subsidiaries. Interest charge is calculated daily on annaulized based rate plus 3%. The borrowed amount must be repaid together with interest by March 30, 2003. The Company has provided a guarantee for this amount. As of June 30, 2001, $276,687 (195,512 pound sterling) has been drawn down on this facility. The fair market value of the loan on June 30, 2001 approximates its carrying value

Covenants to BBL under the credit facility include, among others, a requirement for the Company to obtain written consent prior to declaring dividends, significantly changing ownership control, committing to mergers, acquisitions, or changes in Company's principal line of business, changing the auditor, or providing other guarantees or entering contingent liabilities and assets are not to be further encumbered.



4. SHARE CAPITAL

[a]  AUTHORIZED SHARE CAPITAL AND ISSUED COMMON SHARES

                                                 June 30,        December 31,
                                                   2001               2000
                                                     $                 $
------------------------------------------------------------------------------

Authorized
100,000,000 common shares
100,000,000 preferred shares Class A with $5.00 par value

Issued and outstanding

37,546,196 [December 31, 2000 - 35,851,060]      $22,498,977      $21,040,882
------------------------------------------------------------------------------


    [i] Pursuant to a private placement on February 20, 2001, the Company issued 417,246 common shares for total cash proceed of $500,695.

    [ii] Pursuant to an interim close of a private placement on June 22, 2001, the Company issued 399,686 common shares for a total cash proceed of $250,000 and $69,750 in settlement of commercial fees.

    [iii] 37,416 common shares were issued to directors in lieu of cash compensation based upon reported share prices ranging from $0.81 to $0.94 per common share.

    [iv] 720,842 common shares were issued as payment for commercial services based upon reported share prices ranging from $0.50 to $2.00 per common share.

    [v] 119,946 common shares were issued pursuant to the exercise of options at $0.40 per common share

                                                     $         Number of Shares
-------------------------------------------------------------------------------

Share Capital, December 31, 2000                   21,040,882      35,851,060

Private placement issued for cash                     750,695         729,746
Private placement issued, non cash                     69,750          87,186
Shares issued from exercise of options for cash        47,978         119,946
Shares issued, directors & employees compensation      31,661          37,416
Shares issued, for commercial services                558,011         720,842
------------------------------------------------------------------------------
Balance, June 30, 2001                             22,498,977      37,546,196
------------------------------------------------------------------------------
At June 30, 2001, the Company has 182,100 Common shares to be issued to an officer and non-employees for services rendered under compensation arrangements




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

During the first half of 2001 no common shares were released from escrow and at June 30, 2001, 781,334 common shares are held in escrow.

[c]  STOCK OPTIONS

At June 30, 2001 the following stock options to Directors, employees and others were outstanding:

   No. of common      Exercise Price
  shares issuable            $           Date of expiry
------------------------------------------------------------------------------
        579,236            0.40          October 28, 2001 - December 10, 2004
        100,000            0.50          January 31, 2005
        504,995            0.75          January 31, 2002 - January 31, 2004
        861,500            1.00          January 31, 2002 - February 28, 2005
      2,610,000            1.50          May 30, 2002 - May 31, 2006
         20,000            1.95          June 14, 2005
         41,722            2.00          July 31, 2001 - December 19, 2002
          6,000            2.75          December 1, 2002
         12,000            3.13          November 15, 2001
          3,985            4.00          October 31, 2002
         50,000            5.50          November 12, 2001
------------------------------------------------------------------------------
      4,789,438
==============================================================================

From time to time, the Company has provided incentives in the form of share purchase options to the Company's directors, officers and employees. The Company has reserved 5,631,929 (15%) of common shares for issuance upon the exercise of stock options of which at June 30, 2001 842,491 are available to be granted. The exercise price and the vesting terms of the options are determined by the Compensation Committee. The exercise price will generally be at least equal to the market price of the common shares at the date of the grant and the term may not exceed five years from the date of the grant. Stock options granted are also subject to certain vesting provisions as determined by the Compensation Committee.



4. SHARE CAPITAL (cont'd.)

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                       No. of Common       Weighted Average
                                      SHARES ISSUABLE       EXERCISE PRICE
------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997            1,547,385                 2.58
------------------------------------------------------------------------------
Options granted                         872,635                 0.46
Options cancelled                      (478,566)                2.48
Options exercised                       (96,943)                0.75
------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998            1,844,511                 0.73
------------------------------------------------------------------------------
Options granted                       1,070,863                 1.11
Options cancelled                      (262,634)                0.97
Options exercised                      (242,601)                0.46
------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999            2,410,139                 0.90
------------------------------------------------------------------------------
Options granted                       3,885,500                 1.17
Options cancelled                      (265,278)                1.63
Options expired                         (63,600)                2.19
Options exercised                      (737,119)                0.54
------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000            5,229,642                 1.14
------------------------------------------------------------------------------
Options granted                         234,445                 1.22
Options cancelled                            --                   --
Options expired                         (15,000)                2.00
Options exercised                      (659,649)                0.69
------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                4,789,438                 0.85
------------------------------------------------------------------------------

During 2000, the Company re-priced 234,278 options issued to non-employees from original exercise prices ranging from $1.50 to $2.00 to a new exercise price of $0.75, the then market price of the shares.

On December 14, 1998, the Company re-priced 318,000 options issued to Directors from an original exercise price of $2.00 to $0.40. On December 10, 1999 these same options were re-priced again from $0.40 to $1.00.

Included in the options granted in 2001, were 60,000 options to a non-employee for services rendered. The valuation of this stock based compensation is to be recorded at fair value when related services are performed.


4. SHARE CAPITAL (cont'd.)

[d]  COMMON SHARE PURCHASE WARRANTS

At June 30, 2001 common share purchase warrants outstanding were as follows:

                     Number of Common  Exercise  Expiration
                      Shares Issuable   Price      Date
-----------------------------------------------------------------------------
   Series F Warrants   2,075,000        $1.50    March 5, 2005
   Series G Warrants     300,000        $2.50    March 01, 2003
   Series H Warrants      15,000        $1.75    May 31, 2002
   Series I Warrants      15,000        $2.50    May 31, 2002
   Series J Warrants   1,005,000        $2.00    July 31, 2002 - July 31, 2003
   Series K Warrants      75,000        $1.50    July 31, 2003
   Series L Warrants      83,448        $2.00    February 20, 2003
   Series M Warrants     272,500        $1.50    June 22, 2003
------------------------------------------------------------------------------


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

(4) The Series L and M warrants have been issued as an integral part of private placements. These warrants vested upon successful completion of the private placements.


As at June 30, 2001, 275,125 warrants are unvested. Compensation for the first six months of 2001 in respect of the vested warrants has been recorded at a fair value of $402,486.


[e]  STOCK APPRECIATION RIGHTS

During 1998, the Company established a stock appreciation rights plan whereby the participants will be entitled to require the Company to redeem the stock appreciation rights ("SAR's") for an amount equal to the excess of the market value of the underlying common shares over the initial value of the SAR at the date of grant.

The SAR's vest as the Company achieves stock values as defined in the agreement: 1/3 of the SAR's issued may be redeemed upon the Company achieving a capitalized stock value of $30 million for a consistent twenty day trading period; 1/3 of the SAR's issued may be redeemed upon the Company achieving a capitalized stock value of $50 million for a consistent twenty day trading period; 1/3 of the SAR's issued may be redeemed upon the Company achieving a capitalized stock value of $100 million for a consistent twenty day trading period.

The Company also has the right to redeem the SAR's at its option under certain circumstances. The number of SAR's that can be granted under the plan until December 31, 2008 cannot exceed 2,500,000.

Stock appreciation rights transactions and the number of stock appreciation rights outstanding at June 30, 2001 are summarized as follows

                                                           No. of
                                                        SAR's Issued
--------------------------------------------------------------------
Balance, December 31, 1999 and 1998                       1,747,500
SAR's redeemed                                              (11,667)
--------------------------------------------------------------------
Balance, December 31, 2000                                1,735,833
--------------------------------------------------------------------
Balance, June 30, 2001                                    1,735,833
--------------------------------------------------------------------

At June 30, 2001, the following stock appreciation rights all of which were issued to employees, were outstanding:

           SAR's        Initial Value	                Expiration Date
---------------------------------------------------------------------
       1,253,333          $0.400	                   January 28, 2004
         200,000          $0.625	                        May 1, 2004
         207,500          $1.000	                        May 1, 2004
          75,000          $1.000	                      March 8, 2004
---------------------------------------------------------------------
       1,735,833
---------------------------------------------------------------------



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

Contributed surplus also includes the fair value of stock options and arrants issued to non-employees for services rendered.


5. COMMITMENTS AND CONTINGENCIES

Commitments

[a] 	Pursuant to an agreement to purchase certain patents, the Company is committed to pay a royalty of $7,100 on each sale of a unit of related product to a maximum of $106,500. No sales have occurred to June 30, 2001 on which the Company owes such royalty.

[b] During the year ended December 31, 1997, the Company entered into a contribution agreement with Industry Canada-Technology Partnerships Canada whereby the Company is entitled to receive a maximum of approximately $6.1 million or 37% of eligible expenditures, as defined in the agreement. In the event that commercial viability is achieved, then the assistance is repayable, denominated in Canadian dollars, commencing February 15, 2002 based on royalties from sales of specified products after December 31, 2001 resulting from the project to a maximum of $11 million. During the first six months of 2001, $383,934 was claimed and is included in government grants receivable [see note 9]. The Company has yet to achieve commercial viability.

[c] 	The Company has available a maximum aggregate forward exchange contract facility of up to $750,000 U.S. dollars or the equivalent thereof in other approved currencies. The daily settlement limit is $250,000. No such instruments were outstanding at June 30, 2001.

[d] The Company has the following future minimum lease commitments for premises and equipment expiring through 2005:

                                                              $
--------------------------------------------------------------------
2001                                                        114,500
2002                                                        219,000
2003                                                        214,000
2004                                                        124,000
2005                                                        119,000
--------------------------------------------------------------------
                                                            790,500
--------------------------------------------------------------------


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

[c] At the end of the first quarter 2001, the Company was named a party to a legal proceeding filed by Southwestern Wire, Inc. (SWI), an Oklahoma corporation, in the District Court of Cleveland County, State of Oklahoma for an alleged breach of contract by the Company with respect to SWI's purchase of a 24 wire DynaPower(R) cleaning system for a potential claim of $101,000. The outcome of the action is not determinable at this time and the amount of any liability, if any, cannot be reasonably estimated. Accordingly, no provision for loss has been made in these consolidated financial statements.

6. RELATED PARTY TRANSACTIONS

In addition to the transactions described in Note 4, the Company had the following transactions with related parties:

[a] Consulting fees and salaries of $278,811 for first six months of 2001 and $278, 329 for the first six months of 2000 have been paid to Directors (or companies controlled by Directors) of the Company.

[b] The Company's subsidiary Border Biofuels Limited has loan agreement with two of its directors totalling $326,926 (231,012 pound sterling). The loan bear interest at annual LIBOR rate plus 3.5% calculated monthly. The loan, which has the similar repayment term as that of Bank of Scotland loan
(Note 3[b]), is repayable upon Border Biofuels Ltd. achieving net positive relevant profit under UK General Accepted Accounting Principles (UK GAAP). Relevant profit is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time.

The Company 's subsidiary Border Biofuels Limited also has loan agreements with its shareholders totalling, $158,796 (112,208 pound sterling). These loans can be conditionally converted to DynaMotive's common shares at the higher rate of $3.00 per share or the prevailing market price at the time BBL achieves net positive relevant profit under UK General Accepted Accounting Principles (UK GAAP). Relevant profit is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time. As of June 30, 2001, the outstanding loan amount, approximating its carrying value, is $154,529, (109,193 pound sterling).

[c] The Company has entered into:

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

[iii] During 2000, the Company entered into a 24-month consulting and research agreement, expiring February 9, 2002, with a company controlled by a board member of the Company. The contract fees are $10,000 ($15,000 Cdn) per month. The agreement is extendable annually by mutual agreement. Included in research and development expenses are fees of $60,000 to this related party.


7. NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES

                                            Six months          Six months
                                              ended               ended
                                           June 30, 2001       June 30, 2000
                                                $                   $
-----------------------------------------------------------------------------
Accounts and government
  grants receivable                          303,883              96,074
Work in progress/Inventory                    15,356              37,950
Prepaid expenses and deposits               (107,540)            (49,301)
Accounts payable and accrued liabilities     153,733            (126,110)
Deferred revenue                             (21,524)             (1,563)
-----------------------------------------------------------------------------
                                             343,908             (42,950)
=============================================================================
Supplementary information
-----------------------------------------------------------------------------
Interest paid                                 11,312               7,227
=============================================================================



8. MAJOR CUSTOMERS

[a]	 The Company sells to multiple customers. The majority of sales for the six months ended June 30, 2001 were derived from 3 customers each representing 41%, 23%, and 11%, respectively of consolidated sales. The majority of sales for the year ended June 30, 2000 were also derived from 3 customers each representing 45%, 43 and 14% respectively of consolidated sales. As at June 30, 2001 the aggregate accounts receivable balances relating to these customers was $193,779 (June 30, 2001- $180,872).

[b] 	During the year ended December 31, 1997 the Company entered into an exclusive royalty licensing agreement with a major customer which provides that customer the rights to the use of certain technology developed by the Company for the production of actuators for welding applications. The licensing agreement provides for a five year non-competition period specifically related to stud welding. No licensing revenue have been recognized for the period ended June 30, 2001



9. GOVERNMENT ASSISTANCE

Government assistance in the amount of $527,855 has been recorded as a reduction of expenditures for the first six months of 2001.

In addition to government assistance disclosed in note 5 [b], during 2000, the Company entered into a contribution agreement with Natural Resources Canada whereby the Company is entitled to receive a maximum of $163,623 (Cdn - $250,000) as defined in the agreement. The contribution is non-repayable. In 2000, $163,623 was claimed of which $22,006 is included in government grants receivable as at June 30, 2001.

During the first quarter of 2001, the Company's subsidiary Border Biofuels Limited (BBL) entered a contribution agreement with Department of Trade and Industry (DTI), a department of UK government, whereby BBL and its collaboration partners are entitled to receive $1,696,694 (1,161,300 pound sterling) under the New & Renewable Energy Programme between January 9, 2001 and July 8, 2003. DynaMotive is named one of the collaboration partners to the programme. Except for the proceeds from disposing project assets, the contribution is none repayable. As at June 30, 2001, $143,921 have been claimed and is included in government grants receivable as at June 30, 2001.


10. SEGMENTED INFORMATION

The Company has six reportable segments. The segments are DynaPower(R), Actuators, BioTherm(TM), Corporate, Border Biofuels, and Other. DynaPower(R) is a process for cleaning metal without the use of chemicals. The actuator technology is used in both steel and aluminum welding. BioTherm(TM) is a biomass-to-energy technology that converts low value forest waste and agricultural by-products into BioOil, while Corporate consists of interest and administrative costs. Acquired subsidiary operation Border Biofuels specializes in the development of green power projects in UK. Other includes a pulverizing technology, which disintegrates a variety of solid materials and organic waste into a form suitable for the production of BioOil.

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

                                              June                  June
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
REVENUE
Actuator                                        --                     --
DynaPower(R)                                 260,625              445,751
BioTherm(TM)                                    --                     --
Other                                           --                     --
Border Biofuels                              182,310                   --
Corporate                                         --                   --
------------------------------------------------------------------------------
                                             442,935               445,751
------------------------------------------------------------------------------
LOSS FOR THE PERIOD
Actuator                                     (14,122)               (9,800)
DynaPower(R)                                (152,930)              (90,987)
BioTherm(TM)                                (527,094)             (698,634)
Other                                        (11,735)               (8,504)
Border Biofuels                             (174,082)                   --
Corporate                                 (2,199,186)           (1,661,324)
------------------------------------------------------------------------------
                                          (3,079,149)           (2,469,249)
------------------------------------------------------------------------------

10. SEGMENTED INFORMATION (cont'd.)

                                              June              December
                                              2001                2000
                                                $                   $
----------------------------------------------------------------------------
CAPITAL EXPENDITURES, INCLUDING PATENTS
(NET OF GRANT & DISPOSAL)
Actuator                                         --                    --
DynaPower(R)                                  (6,890)              111,557
BioTherm(TM)                                 186,948             1,110,863
Other                                         67,218                 3,984
Border Biofuels                               (7,146)                   --
Corporate                                     22,973               224,463
------------------------------------------------------------------------------
                                             263,103             1,450,867
------------------------------------------------------------------------------


                                              June                  June
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
AMORTIZATION
Actuator                                      14,122                 9,800
DynaPower(R)                                  49,586                54,276
BioTherm(TM)                                  56,460                55,250
Other                                          3,308                 8,504
Border Biofuels                                3,191                    --
Corporate                                     33,625                17,266
------------------------------------------------------------------------------
                                             160,292               145,096
------------------------------------------------------------------------------


                                              June                December
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
TOTAL ASSETS
Actuator                                      42,029               63,737
DynaPower(R)                                 409,223	              476,462
BioTherm(TM)                               1,560,061            1,429,496
Other                                        137,422               75,295
Border Biofuels                            3,163,850                   --
Corporate                                  1,784,462            2,424,130
------------------------------------------------------------------------------
                                           7,097,047            4,469,120
------------------------------------------------------------------------------


10. SEGMENTED INFORMATION (cont'd.)

Geographic Information

The Company holds substantially all of its capital assets in Canada and UK, and revenues from external customers by customer location is as follows:

                                              June                  June
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
Revenue
United States                                111,626               382,020
Italy                                          4,465                 5,136
Canada                                        95,383                57,978
France                                        48,787                   --
United Kingdom                               182,674                   --
Other                                             --                   617
------------------------------------------------------------------------------
                                             442,935               445,751
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

[v]   For reconciliation purposes to U.S. GAAP, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock
Issued to Employees" (APB 25) in accounting for its employee stock options. The exercise price of 70,000 (1999 - 33,196; 1998 - 316,969) fixed employee stock options granted in 2000 was less than the market price of the underlying
stock on the date of the grant.   The exercise price of fixed employee stock
options granted in 2001 were greater than the market price of the underlying stock on the date of the grant.

[vi] For purposes of reconciliation to U.S. GAAP, the re-pricing of options can give rise to additional compensation expense. During the first six months of 2001 no compensation expense resulted from the re-pricing of options based on the transition provision of FIN44, commencing July 1, 2000. Options re-priced after December 15, 1998 are subject to variable plan accounting under U.S. GAAP. In the pro forma information on net income and earnings per share, pursuant to the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for stock based compensation" ("SFAS 123"), additional compensation expense in respect of the re-pricing of the options has been reflected.

[vii] For purposes of reconciliation to U.S. GAAP, the stock appreciation rights ("SAR's") and performance based stock options are accounted for as a variable compensation plan under APB 25. Compensation relating to variable plans is recorded in the reconciliation when it becomes probable that the award will be earned.

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

                                       Three     Three      Six        Six
                                       months    months    months    months
                                       ended     ended      ended     ended
                                      June 30,  June 30,   June 30,  June 30,
                                        2001      2000      2001       2000
                                          $         $         $          $
------------------------------------------------------------------------------
Loss for the period, Canadian GAAP (1,836,191)(1,320,193)(3,079,149)(2,469,248)
Adjustment for patent
    cost amortization                  (2,128)     7,813     (3,913)     8,800
Adjustment for stock-based compensation(4,166)        --    (10,969)        --
------------------------------------------------------------------------------
Loss for the year, as adjusted     (1,842,485)(1,312,380)(3,094,031)(2,460,448)
------------------------------------------------------------------------------
Unrealized losses on foreign
    currency translation               30,562    (59,728)   (25,990)   (77,140)
-------------------------------------------------------------------------------
Loss for the year, as adjusted     (1,811,923)(1,372,108)(3,120,021)(2,537,588)
-------------------------------------------------------------------------------
Weighted average number of
      common shares outstanding    35,002,334  33,915,151 34,751,246 31,173,833
-------------------------------------------------------------------------------

Loss per common share                 (0.05)     (0.04)     (0.09)    (0.08)
==============================================================================

11.  RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

The three months ended March 31, 2000 and six months ended June 30, 2000 balances have been restated. A schedule of the restatements is detailed in note 13.

Consolidated balance sheet items which vary significantly under accounting principles generally accepted in the United States would be as follows:


                                           June 30,            December 31,
                                             2001                   2000
                                               $                      $
------------------------------------------------------------------------------
Patents                                    627,147                 651,558
==============================================================================
Total assets                             7,014,753               4,390,740
==============================================================================

Convertibe shareholders loan              154,529                      --
Share capital                           24,878,471              23,409,409
Share to be issued                         453,623                 250,713
Contributed surplus                      2,092,711               1,584,997
Cumulative translation adjustment         (397,052)               (371,062)
Deficit                                (24,475,722)            (21,381,691)
------------------------------------------------------------------------------
Shareholders' equity                     2,706,561               3,492,366
==============================================================================


The weighted-average fair value of options granted in 2001 where the stock price is equal to the exercise price of the options, greater than the exercise price of the options and less than the exercise of the options was $0.00, $0.00, and $0.67 respectively.

The Black Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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



11.  RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

Supplemental disclosure of pro forma loss and loss per share:


                                             June 30, 2001      June 30, 2000
------------------------------------------------------------------------------
Pro forma loss                                  3,116,731         2,545,889
Pro forma loss per share                          (0.09)            (0.08)
==============================================================================





12. ACQUISTION OF BORDER BIOFUELS LIMITED

The Company acquired 75% of the outstanding common shares of Border Biofuels Limited's (BBL), a UK Green Power project development company, on April 6, 2001 for a nominal cash consideration of 1 pound sterling. The Company has the option to acquire the balance of BBL's equity (25%) for $1,570,704
(1,108,628 pound sterling) in DynaMotive stock at the higher rate of $3.00 per share or the prevailing market price at the time BBL achieve net positive relevant profit under UK General Accepted Accounting Principles (UK GAAP). Relevant profit is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time.

Furthermore, as part of the transaction, BBL restructured its debt with its Bankers ($1,645,567 (1,162,789 pound sterling), see Note 3[b]). This debt will be repaid from profits generated by BBL with no recourse to the Company. Further in connection with the acquisition, the Company provided a guarantee of $283,038 (200,000 pound sterling) to BBL's banker.

The acquisition of BBL was accounted using the purchase method. The consolidated financial statement reflected the results of operation of Border Biofuels Limited from the date of acquisition through June 30, 2001. The total assets acquired amounted to $4,000,115 (2,825,730 pound sterling), and the total liabilities acquired were $3,402,482 (2,404,258 pound sterling). The net asset was calculated to be $597,633 (421,472 pound sterling), of which $149,427 (105,368 pound sterling) represented minority interest. Given the purchase price of 1 pound sterling, the acquisition resulted in a negative goodwill (75%) of $448,225 (316,102 pound sterling). This amount is used to reduce the corresponding portion of acquired BBL goodwill from prior investments ($365,249, (257,798 pound sterling)). The remaining credit balance was used to reduce deferred project costs ($82,606, (58,305 pound sterling)).


13.  CHANGES IN PRIOR YEARS BALANCES

Certain options, warrants and shares issued to non-employees were issued at a price other than market price in the prior year. The prior year's six month ended June 30, 2001 balances have been restated as follows:



Analysis of Revised Deficit as of June 30, 2000

                                            Three       Three        Six
                                            months     months       months
                                            ended       ended        ended
                                           March 31,    June 30,    June 30,
                                             2000        2000         2000
                                               $          $            $
----------------------------------------------------------------------------
Deficit as at December 31,1999           14,177,911  15,326,966   14,177,911
    Net loss for the period before
         Adjustments                      1,149,055     902,710    2,051,765
----------------------------------------------------------------------------
Deficit before adjustments               15,326,966  16,229,676   16,229,676
----------------------------------------------------------------------------
Adjustment and reclassification for the period
    Balance b/f from June 30, 2000              --      290,568           --
    Marketing expenses                        6,875      30,491       37,366
    Office supplies, Telephone & Insurance  (15,617)     75,418       59,801
    Professional fees                       283,693      96,424      380,117
    Interest & other income                  15,617     (75,418)     (59,801)
----------------------------------------------------------------------------
Total adjustments c/f to next period        290,568     417,483      417,483
-----------------------------------------------------------------------------

Adjusted Deficit after adjustments        15,617,534 16,647,159   16,647,159
============================================================================


Weighted average number of
     Common shares outstanding            29,626,768 33,915,151   31,173,833
----------------------------------------------------------------------------
Loss per common share                        (0.05)     (0.04)      (0.08)
----------------------------------------------------------------------------



14. SUBSEQUENT EVENTS

	In July, continued from an on-going private placement Common Share offering, the Company received subscription commitments for $770,000, of which $620,000 has been received.



15. COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current year.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain forward looking statements, within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, regarding DynaMotive Energy Systems Corporation. Actual events or results may differ materially from the Company's expectations, which are subject to a number of known and unknown risks and uncertainties including but not limited to changes and/or delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, the ability to integrate the acquisition of Border Biofuels Ltd. with the business of the Company, and general economic and market conditions. Other risk factors discussed in the Company's past filings with the United States Securities and Exchange Commission may also affect the actual results achieved by the Company.

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

1. Introduction

DynaMotive Energy Systems Corporation is a world leader in the development of technology to produce competitively priced fuels from renewable and non-depleting biomass. DynaMotive's liquid fuel, known as BioOil, presents significant market opportunities that the Company intends to exploit commercially as a clean fuel to replace natural gas, diesel and other fossil fuels to produce power and heat in industrial boilers, gas turbines and diesel engines. The Company and its partners are also engaged in research and development on a range of derivative products that, if successful, could further enhance the market and value for BioOil as an alternative fuel and product source.


DynaMotive Energy Systems Corporation was incorporated on April 11, 1991 in the Province of British Columbia, Canada, by registration of its Memorandum of Articles, pursuant to the Company Act of British Columbia, under the name of DynaMotive Canada Corporation. On October 31, 1995, the shareholders approved a change of name to DynaMotive Technologies Corporation and on June 26, 2001, the shareholders again approved a change of name to the Company's current name.
 As of June 30, 2001, the Company had seven wholly-owned subsidiaries:
DynaMotive Corporation (incorporated in the State of Rhode Island in 1990), DynaMotive ElectroChem Corporation (incorporated in the Province of British Columbia in 1993), DynaMotive Europe Limited (formerly known as DynaMotive Technologies (UK) Ltd., incorporated in the United Kingdom in 1996), DynaMill(tm) Systems Limited (incorporated in the Province of British Columbia in 1996), DynaMotive Puerto Rico, Inc. (incorporated in Puerto Rico in 1997), DynaPower, Inc. (incorporated in the Province of British Columbia in May 2000 under the name 606620 B.C. Ltd which was officially changed to DynaPower Inc. in July 2000) and DynaMotive Canada, Inc. (federally incorporated in November
2000). In this Report, unless the context otherwise requires, the terms the "Company" and "DynaMotive" shall refer to DynaMotive Energy Systems
Corporation and its subsidiaries. The Company is currently listed on the over-the-counter bulletin board (OTCBB). Symbol: DYMTF.OB

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

During the second quarter of 2001, the Company acquired 75% of the outstanding common shares of Border Biofuels Limited (BBL), a UK Green Power project development company, for a cash consideration of 1 pound sterling. This transaction allowed the Company to gain access to 69 Megawatts of BioOil fuelled electricity projects under 15-year power purchase agreements under the Non Fossil Fuel Obligation and Scottish Renewable Obligation programmes UK government, Revenues under these agreements could potentially exceed $800,000,000 over the 15 years period.

As of June 30, 2001, DynaMotive and its wholly owned subsidiaries have active inventions protected by patents issued and patents pending via in-house development or license, with the earliest U.S. patent scheduled to expire on December 3, 2010.

The Company is organized into two strategic business units. The BioOil Business Unit is commercializing a unique biomass-to-energy technology that converts low value forest and agricultural wastes into liquid BioOil that can be used as a "green" fuel for power generation or as the raw material for a range of derivative products.

The DynaPower Business Unit develops and markets industrial metal wire cleaning systems that provide exceptional levels of product cleanliness while eliminating the need for toxic chemical cleaning systems traditionally used by the wire industry. On May 1, 2001 the Company announced that it intends to divest its metal cleaning subsidiary, DynaPower Inc. and had entered into a Letter of Intent for a potential management buy-out

2. Results Of Operations

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

Total sales revenues for the second quarter of 2001 increased to $345,817 while the same quarter for 2000 generated $178,809 of revenues. Revenue for the second quarter of 2001 was higher than the same quarter in 2000 due to inclusion of revenue from newly acquired Border Biofuels Limited. On a comparative basis, revenue generated from the Company's metal cleaning business for the first 6 months in of 2001, and 2000 were $260,625 and $445,751, respectively. This decrease was due to decline in commercial sales volume of its DynaPower(r) metal cleaning systems. On May 1, 2001 the Company announced that it intends to divest its metal cleaning subsidiary, DynaPower Inc., and had entered into a Letter of Intent for a potential management buy-out. The Company intends to retain ownership of certain patents connected with its metal cleaning technology and to continue to receive royalty payments from these patents. While the Company intends to complete the divestiture by the third quarter of this year, there can be no assurance that the divestiture will be completed by the end of third quarter of 2001 or at all.

Cost of sales in the second quarter of 2001 increased to $240,537, from $143,798 in the same period of 2000 due to corresponding increases in sales. For the three months ended June 30, 2001, the gross margin was 30.4% compared to 19.6% in the same period of 2000. The quarter-to-quarter increase in gross margin is due to higher profitability generated from the newly acquired Border Biofuels Limited's operations.

For the second quarter of 2001 and 2000 the Company expended $208,398 and $40,889 respectively on research and development. Of these amounts, $63,571 and $39,242 respectively were sponsored by government funding. For the first six months of 2001 and 2000, the Company expended $310,629 and $262,522, respectively on research and development. Of these amounts, $90,808 and $91,497 respectively were sponsored by government funding. The increase in research and development expenditures in 2001 reflects the increased activities in the Company's commercialization effort.

General and administrative salaries and benefits increased to $505,975 in the second quarter of 2001 compared to $314,537 in the same period of 2000. The increase reflects the increased cost structure with the acquisition of Border Biofuels Limited.

Overall capital expenditures, net of government grants and disposals, for developing and patenting the Company's technologies totaled $263,103 in the first six months of 2001. For the same period in 2000, total capital expenditures was $291,032.

The Company's total assets increased to $7,097,047 at June 30, 2001 from $4,469,120 at December 31, 2000. The increase is due primarily to the acquisition of Border Biofuels Limited. Liabilities increased to $4,462,721 at the end of the second quarter from $898,374 at December 31, 2000 also due to the acquisition of Border Biofuels Limited.

The operating loss for the six month period ending June 30 2001 was $3,079,149 as compared to $2,469,249 for the same period in 2000. The increase in loss is primarily due to an increase in occupancy and office expenses, and increase in professional fees paid to independent consultants assisting in the Company's commercialization effort. The majority of such fees were paid in restricted common stock or subscriptions to purchase common stock.

Use of cash in operating activities for the six month period ending
June 30, 2001 decreased to $1,262,466 from $1,521,870 in the same period in 2000. The decrease in use of cash was primarily due to increase in non-cash equity compensation, and changes in working capital consisting of accounts and government grant receivables, deferred revenue, and accounts payables, and increases in non-cash expenses paid in common stock or subscriptions to purchase common stock.

The end-of-period deficit increased from $18,934,784 at December 31, 2000 to $22,092,438 at June 30, 2001. The loss per common share for the second quarter of 2001 increased to five cents ($0.05) as compared to four cents ($0.04) for the same quarter in 2000.

DynaMotive entered into a strategic alliance partnership with a major South American based engineering firm, Tecna SA to develop commercial energy systems based on DynaMotive's pyrolysis technology. The agreement provides for an investment by Tecna in the equity of DynaMotive along with a commitment by Tecna to provide large scale technical support. The alliance also contemplates establishment of a joint technical committee for the scale-up integration and construction supervision of projects worldwide. Commencing June 1, 2001, the services to be provided by Tecna will have an estimated fair market value of $580,000 based on standard Tecna billing rates. The aggregate amounts are payable in the Company's common stock for a total of 425,000 common shares and warrants exercisable at $1.50 per common share. The balance of $240,000 is payable to Tecna in cash.


3. Liquidity And Capital Resources

The Company's BioOil technologies are consistent with the environmental and economic objectives of governments around the world. The Company has received strong support from the Canadian federal government and is in discussion with other governments and international agencies in target markets directly and through project partners to examine BioOil financing and grant potential. Canadian government support has been received from Industry Canada/ Technology Partnerships Canada (TPC) which has agreed to contribute Cdn. $8.2 million (US $6.1 million) to DynaMotive for the development and commercialization of BioOil fuels and derivative products, and Natural Resources Canada (NRCan) which has contributed $250,000 to support ongoing research and development of BioOil at the CANMET national laboratory. In addition, DynaMotive Europe Limited together with Border Biofuels Limited and a strategic partner, received a grant commitment of $1.7 million from the UK Department of Trade and Industry to support the development of an integrated BioOil and electricity generating plant in the UK.

During the quarter ended June 30, 2001, the Company received a Canadian government assistance grant of $170,484, which is included in government grants receivable at June 30, 2001 as noted on notes 5 and 9 of the consolidated financial statements.

As of the end of the second quarter of 2001, the Company had cash and cash equivalents of $350,144, representing a decrease of $745,571 from cash and cash equivalents as at December 31, 2000. The primary sources of liquidity for the Company during the second quarter of 2001 was the Company's private placement offerings and stock option exercise for cash totaling $280,400.

During the first six months of 2001, the Company generated cash in the amount of $804,800 from financing activities, and used cash in operating and in investing activities in the amounts of $1,262,466, and $263,103, respectively. For the same period in 2000, the Company used cash in operating and in investing activities in the amounts of $1,521,870 and $291,032, respectively, while financing activities generated cash of $4,720,150.

Cash used in operating activities for the first six months of 2001, which consists of a loss for the period of $3,079,149, was partially offset by amortization, and stock based compensation in the amounts of $160,292, and $1,448,550, respectively. Non-cash working capital items decreased by $343,907 during the six month period of 2001. Cash used in operating activities for the same period in 2000 consisted of a loss of $2,469,248, which was partially offset by amortization and non-cash compensation expenses in the amount of $145,096, and $845,232 respectively. Non-cash working capital items increased by $42,950 during the same period in 2000.

Financing activities for the first six months of 2001 included private placement offerings and common stock option exercises for cash totaling $798,674. Financing activities for the first six months of 2001 also included an increase in bank indebtedness and repayment of shareholder loans totaling $14,316, and $8,190, respectively. Financing activities for same period in 2000 included common share subscriptions received and options exercised for cash totaling $4,603,848, and an increase in bank indebtedness of $116,302.

Investing activities during the second quarter of 2001 resulted in a net decrease of cash by $263,103 which consisted of $237,983, net of government grants, incurred in acquisitions and upgrades of capital assets, and $25,120 in patent costs. During the same period in 2000, the Company acquired capital assets net of government grant, and technology patents in the amounts of $280,500, and $10,532, respectively.

With the current cash on hand and anticipated divesting of its DynaPower business division to focus on the commercial development of its BioOil technologies, the Company will require additional financing for its continuing operations and for the commercialization of its BioTherm(r) technologies during this year. The Company continues to work closely with a global investment bank as well as other interested parties with the intent of raising up to $15 million in equity financing during the third and fourth quarter of 2001.
  Given market conditions and other factors, there can be no guarantee that the Company will be successful in securing additional financing. If adequate funds are not available on acceptable terms when needed, the Company may be required to delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs.





ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is affected by fluctuations in foreign currencies and changes in interest rates. The Company's revenue is primarily in US dollars while the majority of its expenses are in Canadian currency. The Company holds cash in both US and Canadian funds and exchanges from US currency to Canadian currency as necessary.

The Company can be adversely affected when the Canadian currency appreciates. The management has the ability, to some extent, to time exchanges and enter into forward exchange contracts in an attempt to mitigate such risk. The Company reports in US currencies. When translating the Company's financial statements from Canadian dollars to US currencies, depending on the prevailing exchange rate at the time, certain impact from prior exchange transactions may be offset. The extent of the Company's exposure depends on the degree of fluctuation in foreign currencies. Due to the nature of foreign currency exchange, the exact exposure is difficult to estimate.

The Company holds its cash reserve in short-term deposits. The interest revenue obtained from these instruments will depend on the market interest rates prevailing at the time. Based on cash positions at June 30, 2001, the change in interest revenue due to changes in market interest rates is not material. The Company also has credit facilities, which it draws upon and repays as necessary. The interest expense depends on the prevailing market rate at the time. At the current level of debt instruments, the Company estimates that for every 1% adverse change in the applicable interest rate, the Company would be exposed to a $22,000 increase in interest expenses.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 20, 2001, the Company closed the first tranche of a private placement financing of equity units for total proceeds of $319,750, including $250,000 in cash and $69,750 in settlement of consulting fees payable by the Company. Each equity unit sold for $0.80 and consisted of one common share, no par value, of the Company and one warrant to purchase one half of a common share. The warrants have a two year term, subject to acceleration under certain circumstances, and are exercisable at a per share price equal to $1.50. A total of 399,686 common shares and 272,500 warrants were issued to Cantai Property Ltd., Chia Tai Chen, R. Andrew Kingston and James Acheson.

The offers and sales of securities to R. Andrew Kingston, president and chief executive officer of the Company, and James Acheson, chief operating officer of the Company, were made to Accredited Investors as defined under Regulation D promulgated under the Securities Act of 1933, as amended, and are therefore exempt from United States registration requirements. The offers and sales of securities to all other investors in the private placement financing were made to investors who were not U.S. Persons as defined under Regulation S promulgated under the Securities Act, and are therefore exempt from United States registration requirements.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual General Meeting of Shareholders ("AGM") on June 26, 2001 at the BC Research facilities at 3650 Wesbrook Mall, Vancouver, B.C. The shareholders approved the following actions, as indicated.


Action         Number of      Number of       Number of      Number of Broker
Voted Upon     Votes For     Votes Against    Abstentions       non-votes
-----------------------------------------------------------------------------
Election of
Director
Richard Lin   25,560,160        ----              9,624             ----
For 1-year term

Election of
Director
R Andrew Kingston 25,557,160      ----             9,624             3,000
For 1-year term

Action           Number of      Number of      Number of     Number of Broker
Voted Upon       Votes For     Votes Against   Abstentions      Non-votes
-----------------------------------------------------------------------------
Election of
Director
Bayne Boyes      25,557,160       ----            9,624            3,000
For 1-year term

Election of
Director
James Miller     25,553,160        ----           9,624            7,000
For 1-year term

Election of
Director
Michael McDowel  25,537,160        ----           9,624           23,000
For 1-year term

Election of
Director
Curtin Winsor, Jr. 25,536,160       ----           9,624          24,000
For 1-year term

Election of
Director
Desmond Radlein    25,557,160       ----           9,624           3,000
For 1-year term

Election of
Director
Shing-Cheng Hong  25,559,060        ----           9,624           1,100
For 1-year term

Election of
Director
Steve Ives        25,555,160        ----           9,624           5,000
For 1-year term

Election of
Director
Martha Salcudean  25,553,660        ----           9,624           6,500
For 1-year term

Election of
Director
Chih-Lin Chu      25,552,560        ----           9,624           7,600
For 1-year term

Appointment of
Ernst & Young
as Auditors       25,558,569      3,165            6,550           1,500
For 1-year term

Company Name   25,524,819       28,665            16,300            ----
Change


ITEM 5.OTHER INFORMATION

In June 2001, the Company's name was changed to DynaMotive Energy Systems Corporation to better reflect the focus and direction of the Company. The Company's over-the-counter symbol remains as DYMTF.OB.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

Exhibit Description

3.1 (a)Company Act Memorandum of DynaMotive Energy Systems Corporation, as amended to date (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, and incorporated herein by reference)

3.1 (b)Amendment to the Company Act Memorandum of DynaMotive Energy Systems Corporation, dated July 3, 2001.

3.2 Articles of DynaMotive Energy Systems Corporation, as amended to date (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, and incorporated herein by reference)


Agreements related to the purchase of shares of Border Biofuels Limited dated April 6, 2001

Alliance agreement with Tecna S.A executed June 25, 2001

Contribution agreement between DTI, Border Biofuels Ltd, and Collaboration partners executed March 8, 2001

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 2001.

                                    DYNAMOTIVE ENERGY SYSTEMS CORPORATION


                                    /s/ Robert Andrew Kingston

                                    Robert Andrew Kingston,

                                    President & Chief Executive Officer


                                    /s/ Stephen Ives
                                    Stephen Ives
                                    Chief Financial Officer