Form 10-Q
period 2001-09-30
DYNAMOTIVE TECHNOLOGIES CORP
filed 2001-11-14
CIK 941625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission File Number:  0-27524
-----------------------------------------------------------------------------
                    DYNAMOTIVE ENERGY SYSTEMS CORPORATION
            (Exact name of Registrant as specified in its charter)
-----------------------------------------------------------------------------



                British Columbia                          N/A
         (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)         Identification No.)

                       Suite 105 - 1700 West 75th Avenue
                            Vancouver, B.C. V6P 6G2
                   (Address of principal executive offices)

                                (604) 267-6000
                          (Issuer's telephone number)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]


State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            Class                       Outstanding October 31, 2001
      -----------------------------------------------------------------
        Common Stock, no par value        40,192,579












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


      Interim Financial Statements                            Page

      Consolidated Balance Sheet                               3
      Consolidated Statement of Loss and Deficit               4
      Consolidated Statement of Cashflow                       5
      Notes to Interim Financial Statements	                    6 - 29














             CONSOLIDATED FINANCIAL STATEMENTS (in U.S. dollars)


                    DYNAMOTIVE ENERGY SYSTEMS CORPORATION




                            September 30, 2001



                     DynaMotive Energy Systems Corporation
                         CONSOLIDATED BALANCE SHEET

                                                 (in U.S. dollars)
                                            September 30,      December 31,
                                                2001             2000
                                                  $                $
------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                          44,005     1,095,715
Accounts receivable                               266,609       298,676
Government grants receivable [note 5b and 9]      644,653       661,046
Inventory                                          17,120        20,528
Prepaid expenses and deposits                     238,087       136,848
------------------------------------------------------------------------
Total current assets                            1,210,474     2,212,813
------------------------------------------------------------------------
Deferred project costs                          2,913,966            --
Capital assets                                  2,630,813     1,526,369
Goodwill                                          122,956            --
Patents                                           660,016       729,938
------------------------------------------------------------------------
                                                7,538,225     4,469,120
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities        1,721,677       560,906
Bank indebtedness -short term [note 3]            305,983       233,520
Deferred Revenue                                   52,429       103,948
Minority interest                                      --            --
------------------------------------------------------------------------
Total current liabilities                       2,080,089       898,374
------------------------------------------------------------------------
Bank Indebtedness - long term [notes 3]         2,015,802            --
Shareholders loan                                 408,779            --
Other loan                                        250,783            --
------------------------------------------------------------------------
Total liabilities                               4,755,453       898,374
------------------------------------------------------------------------
Commitments and contingencies [note 1, 5 and 6]
Shareholders' equity
Share capital, [note 4]                        24,084,098    21,040,882
Shares to be issued                                82,831       250,713
Convertible shareholders loan                     161,082            --
Contributed surplus [note 4f]                   2,151,160     1,584,997
Cumulative translation adjustment                (553,430)     (371,062)
Deficit                                       (23,142,969)  (18,934,784)
------------------------------------------------------------------------
Total shareholders' equity                      2,782,772     3,570,746
------------------------------------------------------------------------
                                                7,538,225     4,469,120
========================================================================

See accompanying notes

                     DynaMotive Energy Systems Corporation
                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT

                                            (expressed in U.S. dollars)
                                     Three       Three        Six       Six
                                    months      months      months    months
                                    ended       ended       ended      ended
                                   Sept 30,    Sept 30,    Sept 30,   Sept 30,
                                     2001        2000        2001       2000
                                       $           $          $           $
------------------------------------------------------------------------------
REVENUE
Sales [note 8]                     362,292     138,760     805,227     584,511
------------------------------------------------------------------------------
                                   362,292     138,760     805,227     584,511
------------------------------------------------------------------------------

EXPENSES
Cost of sales                      190,719      94,340     507,036     371,346
Amortization and depreciation       81,055      73,841     241,347     218,937
Interest expense                    84,297      12,370      95,609      19,597
Marketing                          126,608     135,227     529,732     637,451
Office supplies, telephone
      and insurance                137,051      82,703     306,772     203,021
Professional fees [note 6]         242,742     616,953   1,527,206   1,417,270
Royalties                               --       3,613       1,805      21,865
Rent                                96,788      64,836     267,162     133,767
Research and Development
      [note 5b and 9]               88,581      66,623     308,402     237,648
General and administrative
  salaries and benefits [note 6]   540,664     249,020   1,339,739   1,140,964
------------------------------------------------------------------------------
                                 1,588,505   1,399,526   5,124,810   4,401,866
------------------------------------------------------------------------------
Loss from operations            (1,226,213) (1,260,766 )(4,319,583) (3,817,355)

OTHER REVENUE AND EXPENSES
Interest income                      8,020      13,886      18,445     125,841
Loss on asset disposals             (3,580)         --      (4,047)    (24,615)
Capital tax expenses                    --          --     (53,765)         --
------------------------------------------------------------------------------
                                     4,440      13,886     (39,367)    101,226
------------------------------------------------------------------------------
                                (1,221,773) (1,246,880) (4,358,950) (3,716,129)

Minority interest                   92,737          --     150,765          --
------------------------------------------------------------------------------
Loss for the Period             (1,129,036) (1,246,880) (4,208,185) (3,716,129)

Deficit, beginning of period   (22,013,933)(16,647,160)(18,934,784)(14,177,911)
------------------------------------------------------------------------------
Deficit, end of period         (23,142,969)(17,894,040)(23,142,969)(17,894,040)
==============================================================================

Weighted average number of
common shares Outstanding       36,257,840  34,048,212  35,258,963  32,138,953
------------------------------------------------------------------------------
Loss per common share              (0.03)      (0.04)       (0.12)      (0.12)
==============================================================================

See accompanying notes
                                             4

                     DynaMotive Energy Systems Corporation
                     CONSOLIDATED STATEMENT OF CASHFLOW

                                                  (expressed in U.S. dollars)

                                                  Nine months   Nine months
                                                      ended         ended
                                                     Sept 30      Sept 30,
                                                      2001          2000
                                                        $             $
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                (4,208,185)    (3,716,129)
Add items not involving cash:
     Amortization and depreciation                    241,347        218,937
     Minority interest                               (150,765)            --
     Loss on asset disposal                             4,047         24,615
     Stock based compensation                       1,635,822      1,616,220
Net change in non-cash working capital
balances related to operations [note 7]               236,505        (90,617)
------------------------------------------------------------------------------
Cash used in operating activities                  (2,241,229)    (1,946,974)
------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in bank indebtedness                         132,167          91,966
Increase in loan from shareholder                      67,152              --
Increase in other loans                               208,327              --
Increase in convertible shareholders loan               6.553              --
Share capital issued                                1,805,673       4,436,129
------------------------------------------------------------------------------
Cash provided by financing activities               2.219,872       4,528,095
------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in patents costs                             (23,105)        (29,280)
Increase in deferred project costs                   (113,180)             --
Purchase of capital assets (net of
  government grants)                                 (759,717)       (596,793)
------------------------------------------------------------------------------
Cash used in investing activities                    (896,002)       (626,073)
------------------------------------------------------------------------------

Effect of exchange rate changes on cash              (134,351)        (50,415)
------------------------------------------------------------------------------

Increase (decrease) in cash and cash
   equivalent during the period                    (1,051,710)       1,904,633
Cash and cash equivalent at beginning of period     1,095,715          223,769
------------------------------------------------------------------------------
Cash and cash equivalent at end of period              44,005        2,128,402
==============================================================================

See accompanying notes

1. NATURE OF BUSINESS

DynaMotive Energy Systems Corporation ("the Company") was incorporated on April 11, 1991 under the laws of the Province of British Columbia under the name of DynaMotive Canada Corporation. The Company changed its name to DynaMotive Technologies Corporation in 1995, and changed to its current name in June 2001. Since its inception the Company has been engaged in the process of commercializing several technologies that are in various stages of development.

The Company's primary focus is to commercialize its patented BioOil production technology and establish this technology as the worldwide industry standard for production of BioOil clean fuels. With the recent acquisition of Border Biofuels Ltd, the Company will gain access to BioOil fuelled electricity projects in the United Kingdom over a 15-year period.
The Company has developed, patented, or acquired three primary technologies:
(1) BioTherm(tm), a biomass-to-energy technology that converts low value forest waste and agricultural by-products into liquid BioOil, which can be used as a fuel or as a raw material for the production of various derivative products; (2) DynaPower(r), a metal cleaning process that does not involve the use of chemicals; and (3) actuator technologies used in both steel and aluminum welding. To date, the Company's principal revenues have been derived from the sales of the actuators and sales of DynaPower(r) systems to various customer applications. The principal market for the Company's metal cleaning business is in the United States, while the principle market for near term BioOil related business is in the UK.

These financial statements have been prepared on the going concern basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of operations for the foreseeable future.

The Company incurred a net loss of $4,208,185 for first nine months of 2001 and as at September 30, 2001 has a deficit of $23,142,969.

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

Research and development costs

Research costs are expensed in the year incurred. Development costs are expensed in the year incurred unless the Company believes the development project meets generally accepted accounting criteria for deferral and amortization. In evaluating these criteria the Company considers technological feasibility to be established only when a product demonstrates it operates under conditions, which are acceptable to target customers.

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

Cash equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents and are recorded at the amortized cost, which approximates fair value.

Financial instruments

The fair values of the financial instruments approximate their carrying value except as otherwise disclosed in the financial statements.

Income taxes

The Company follows the liability method of tax allocation in accounting for income taxes.




2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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


3. BANK INDEBTEDNESS

[a] The Company has an authorized credit facility up to a maximum of $316,957 [$Cdn. 500,000]. As collateral for the loan, the Company has provided the lender a General Security Agreement providing a charge on all present and future assets. Amounts borrowed are repayable within 120 days from the date of borrowing and as at September 30, 2001, $285,261 (Cdn. $450,000) has been drawn down on this loan.


3. BANK INDEBTEDNESS (cont'd.)

Covenants under the credit facility include, among other things, a requirement for the Company to obtain written consent prior to declaring dividends, significantly changing ownership control, committing to mergers, acquisitions, or changes in Company's principal line of business or entering other guarantees or other contingent liabilities and assets are not to be further encumbered.

The fair market value of the loan on September 30, 2001 approximates its carrying value.

[b] The Company's subsidiary Border Biofuels Limited (BBL) has extended a credit facility agreement with Bank of Scotland for a maximum of $1,715,346 (1,162,789 pound sterling). Under this agreement, Bank of Scotland has the security right over the assets of BBL and its subsidiaries. Interest charge is calculated daily on annualized based rate plus 3%. The borrowed amount must be repaid together with interest by Mach 30, 2004 or earlier from audited profits generated in BBL and its subsidiaries prepared in accordance with UK GAAP.
As of September 30, 2001, $1,692,987 (1,147,632 pound sterling) has been drawn down on the credit facility. The fair market value of the loan on September 30, 2001 approximates its carrying value.


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


[c] The Company's subsidiary Border Biofuels Limited (BBL) has entered a loan facility with Bank of Scotland for a maximum of $295,040 (200,000 pound sterling). Under this agreement, Bank of Scotland has the security right over the assets of BBL and its subsidiaries. Interest charge is calculated daily on annualized based rate plus 3%. The borrowed amount must be repaid together with interest by March 30, 2003. The Company has provided a guarantee for this amount. As of September 30, 2001, $322,815 (218,828 pound sterling) has been drawn down on this facility. The fair market value of the loan on September 30,2001 approximates its carrying value.

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

[d] Included in Short-term Bank indebtedness is the Company's subsidiary DynaMotive Europe Limited's bank overdraft of $20,722 (14,047 pound sterling) as of September 30, 2001.

4. SHARE CAPITAL

[a]  AUTHORIZED SHARE CAPITAL AND ISSUED COMMON SHARES

                                             September 30,    December 31,
                                                2001               2000
                                                  $                 $
------------------------------------------------------------------------------

Authorized
   100,000,000 common shares
   100,000,000 preferred shares Class A with $5.00 par value

Issued and outstanding

39,908,436 [December 31, 2000 - 35,851,060]      $24,084,098   $21,040,882
------------------------------------------------------------------------------


[i]   Pursuant to a private placement on February 20, 2001, the Company issued
417,246 common shares for total cash proceed of $500,695.

[ii] Pursuant to the closing of the May 2001 private placement, the Company issued a total of 995,154 common shares for cash proceeds of $645,000 and $151,125 in settlement of commercial fees.

[iii] Pursuant to an interim closing of a private placement on August 20, 2001, the Company issued a total of 1,181,818 common shares for cash proceeds of $600,000 and $50,000 in settlement of commercial fees.

[iv] 87,979 common shares were issued to directors in lieu of cash compensation based upon reported share prices ranging from $0.81 to $0.94 per common share.

[v] 1,225,233 common shares were issued as payment for commercial services based upon reported share prices ranging from $0.50 to $2.00 per common share.

[vi]149,946 common shares were issued pursuant to the exercise of options at $0.40 per common share for cash.

$0.40 per common share for cash.


                                                     $         Number of Shares
-------------------------------------------------------------------------------

Share Capital, December 31, 2000                   21,040,882      35,851,060

Private placement issued for cash                   1,745,695       2,314,404
Private placement issued, non cash                    201,122         279,812
Shares issued from exercise of options for cash        59,978         149,946
Shares issued, directors & employees compensation      77,874          87,979
Shares issued, for commercial services                958,547       1,225,235
------------------------------------------------------------------------------
Balance, September 30, 2001                        24,084,098      39,908,436
------------------------------------------------------------------------------
At September 30, 2001, the Company has 182,100 Common shares to be issued to an officer and non-employees for services rendered under compensation arrangements


4. SHARE CAPITAL (cont'd.)

Shares to be issued

At September 30, 2001, the Company has 105,895 common shares to be issued to an officer and non-employees for services rendered under compensation arrangements.

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

During the first nine months of 2001 no common shares were released from escrow and at September 30, 2001, 781,334 common shares were held in escrow.

[c]  Stock Options

At September 30, 2001 the following stock options to Directors, employees and others were outstanding:

   No. of common      Exercise Price
  shares issuable            $           Date of expiry
------------------------------------------------------------------------------
        549,236            0.40          October 28, 2001 - December 10, 2004
        100,000            0.50          January 31, 2005
        255,400            0.75          January 31, 2002 - January 31, 2004
        861,500            1.00          January 31, 2002 - February 28, 2005
      2,610,000            1.50          May 30, 2002 - May 31, 2006
         20,000            1.95          June 14, 2005
         34,222            2.00          July 31, 2001 - December 19, 2002
          6,000            2.75          December 1, 2002
         12,000            3.13          November 15, 2001
          3,985            4.00          October 31, 2002
         50,000            5.50          November 12, 2001
------------------------------------------------------------------------------
      4,502,343
==============================================================================

From time to time, the Company has provided incentives in the form of share purchase options to the Company's directors, officers and employees. The Company has reserved 5,986,265 (15%) of common shares for issuance upon the exercise of stock options of which at September 30, 2001
1,483,922 are available to be granted. The exercise price and the vesting terms of the options are determined by the Compensation Committee. The exercise price will generally be at least equal to the market price of the common shares at the date of the grant and the term may not exceed five years from the date of the grant. Stock options granted are also subject to certain vesting provisions as determined by the Compensation Committee.

4. SHARE CAPITAL (cont'd.)

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:


                                       No. of Common       Weighted Average
                                      SHARES ISSUABLE       EXERCISE PRICE
------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997            1,547,385                 2.58
------------------------------------------------------------------------------
Options granted                         872,635                 0.46
Options cancelled                      (478,566)                2.48
Options exercised                       (96,943)                0.75
------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998            1,844,511                 0.73
------------------------------------------------------------------------------
Options granted                       1,070,863                 1.11
Options cancelled                      (262,634)                0.97
Options exercised                      (242,601)                0.46
------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999            2,410,139                 0.90
------------------------------------------------------------------------------
Options granted                       3,885,500                 1.17
Options cancelled                      (265,278)                1.63
Options expired                         (63,600)                2.26
Options exercised                      (737,119)                0.54
------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000            5,229,642                 1.14
------------------------------------------------------------------------------
Options granted                         234,445                 1.22
Options cancelled                            --                   --
Options expired                         (15,000)                2.00
Options exercised                      (946,744)                0.74
------------------------------------------------------------------------------
BALANCE, SPETEMBER 30, 2001            4,502,343                1.55
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

4. SHARE CAPITAL (cont'd.)

[d]  Common share purchase warrants

(1) At September 30, 2001 common share purchase warrants outstanding were as follows:


                   Number of Common  Exercise  Expiration
                    Shares Issuable   Price      Date
------------------------------------------------------------------------------
 Series F Warrants   2,075,000        $1.50    March 5, 2005
 Series G Warrants     300,000        $2.50    March 1, 2003
 Series H Warrants      15,000        $1.75    May 31, 2002
 Series I Warrants      15,000        $2.50    May 31, 2002
 Series J Warrants   1,005,000        $2.00    July 31, 2002-July 31, 2003
 Series K Warrants      75,000        $1.50    July 31, 2003
 Series L Warrants      83,448        $2.00    February 20, 2003
 Series M Warrants     589,041        $1.50    June 22, 2003-September 30, 2004
 Series N-a. Warrants  386,362        $1.50    March 5, 2002
 Series N-b. Warrants  386,365        $1.50    September 5, 2004
------------------------------------------------------------------------------


(1) 2,000,000 of the Series F warrants were issued as an integral part of a subscription to a private placement. These warrants vested upon successful completion of the private placement.

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

(4) The Series L, M, N-a, N-b warrants have been issued as an integral part of private placements. These warrants vested upon successful completion of the private placements.

As at September 30, 2001, 120,000 warrants are unvested. Compensation for the first nine months of 2001 in respect of the vested warrants has been recorded at a fair value of $469,567.

4. SHARE CAPITAL (cont'd.)

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

Stock appreciation rights transactions and the number of stock appreciation rights outstanding at September 30, 2001 is summarized as follows:


                                                           No. of
                                                        SAR's Issued
--------------------------------------------------------------------
Balance, December 31, 1999 and 1998                       1,747,500
SAR's redeemed                                              (11,667)
--------------------------------------------------------------------
Balance, December 31, 2000                                1,735,833
--------------------------------------------------------------------
SAR's cancelled                                            (249,166)
--------------------------------------------------------------------
Balance, September 30, 2001                               1,486,667
--------------------------------------------------------------------

At September 30, 2001, the following stock appreciation rights all of which were issued to employees, were outstanding:


           SAR's        Initial Value	                Expiration Date
---------------------------------------------------------------------
       1,132,502          $0.400	                   January 28, 2004
         200,000          $0.625	                        May 1, 2004
         154,165          $1.000	                        May 1, 2004
---------------------------------------------------------------------
       1,486,667
---------------------------------------------------------------------

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


5. COMMITMENTS AND CONTINGENCIES

Commitments

[a] Pursuant to an agreement to purchase certain patents, the Company is committed to pay a royalty of $7,100 on each sale of a unit of related product to a maximum of $106,500. No sales have occurred to September 30, 2001 on which the Company owes such royalty.

[b] During the year ended December 31, 1997, the Company entered into a contribution agreement with Industry Canada-Technology Partnerships Canada whereby the Company is entitled to receive a maximum of approximately $6.1 million or 37% of eligible expenditures, as defined in the agreement. In the event that commercial viability is achieved, then the assistance is repayable, denominated in Canadian dollars, commencing February 15, 2002 based on royalties from sales of specified products after December 31, 2001 resulting from the project to a maximum of $11 million. During the first nine months of 2001, $547,735 was claimed and is included in government grants receivable [see note 9]. The Company has yet to achieve commercial viability.

[c] The Company has available a maximum aggregate forward exchange contract facility of up to $750,000 U.S. dollars or the equivalent thereof in other approved currencies. The daily settlement limit is $250,000. No such instruments were outstanding at September 30, 2001.

[d] The Company has the following future minimum lease commitments for premises and equipment expiring through 2005:


                                                              $
--------------------------------------------------------------------
2001                                                         57,250
2002                                                        219,000
2003                                                        214,000
2004                                                        124,000
2005                                                        119,000
--------------------------------------------------------------------
                                                            733,250
--------------------------------------------------------------------


5. COMMITMENTS AND CONTINGENCIES (cont'd)

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

[b] The Company is a party to a legal proceeding filed by HPG Research Ltd. for an alleged breach of a royalty agreement and a potential claim of a certain percentage of DynaPower sales. The parties have agreed to proceed with arbitration, as provided for under the agreement.

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


6. RELATED PARTY TRANSACTIONS

In addition to the transactions described in Note 4, the Company had the following transactions with related parties:

[a] Consulting fees and salaries of $415,979 for first nine months of 2001 and $365,430 for the first nine months of 2000 have been paid to Directors (or companies controlled by Directors) of the Company.

[b] The Company's subsidiary Border Biofuels Limited has loan agreement with two of its directors totaling $326,926 (231,012 pound sterling). The loan bear interest at annual LIBOR rate plus 3.5% calculated monthly. The loan, which has the similar repayment term as that of Bank of Scotland loan (Note 3[b]), is repayable upon Border Biofuels Ltd. achieving net positive relevant profit under Generally Accepted Accounting Principles in the United Kingdom
("UK GAAP"). Relevant profit is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time.


6. RELATED PARTY TRANSACTIONS (cont'd)

The Company's subsidiary Border Biofuels Limited also has loan agreements with its shareholders totaling, $158,796 (112,208 pound sterling). These loans can be conditionally converted to DynaMotive's common shares at the higher rate of $3.00 per share or the prevailing market price at the time BBL achieves net positive relevant profit under UK GAAP. Relevant profit is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time. As of September 30, 2001, the outstanding loan amount, approximating its carrying value, is $161,082 (109,193 pound sterling).

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

[iii] During 2000, the Company entered into a 24-month consulting and research agreement, expiring February 9, 2002, with a company controlled by a board member of the Company. The contract fees are $10,000 ($15,000 Cdn) per month. The agreement is extendable annually by mutual agreement. Included in research and development expenses are fees of $90,000 to this related party.

7. NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES

                                            Nine months          Nine months
                                              ended               ended
                                           Sept 30, 2001       Sept 30, 2000
                                                $                   $
-----------------------------------------------------------------------------
Accounts and government
  grants receivable                          136,259              54,877
Work in progress/Inventory                     3,409              35,156
Prepaid expenses and deposits               (172,512)           (213,395)
Accounts payable and accrued liabilities     320,868               4,469
Deferred revenue                             (51,519)             28,276
-----------------------------------------------------------------------------
                                             236,505             (90,617)
=============================================================================
Supplementary information
-----------------------------------------------------------------------------
Interest paid                                 95,609              19,597
=============================================================================

8. MAJOR CUSTOMERS

[a] The Company sells to multiple customers. The majority of sales for the nine months ended September 30, 2001 were derived from 3 customers each representing 44%, 13%, and 13%, respectively of consolidated sales. The majority of sales for the year ended September 30, 2000 were also derived from 3 customers each representing 52%, 36 and 12% respectively of consolidated sales. As at September 30, 2001 the aggregate accounts receivable balances relating to these customers was $192,931 (September 30, 2000 - $40,741).

[b] During the year ended December 31, 1997 the Company entered into an exclusive royalty licensing agreement with a major customer which provides that customer the rights to the use of certain technology developed by the Company for the production of actuators for welding applications. The licensing agreement provides for a five year non-competition period specifically related to stud welding. No licensing revenue have been recognized for the period ended September 30, 2001.


9. GOVERNMENT ASSISTANCE

Government assistance in the amount of $1,004,922 has been recorded as a reduction of expenditures for the first nine months of 2001.

In addition to government assistance disclosed in note 5[b], during 2000, the Company entered into a contribution agreement with Natural Resources Canada whereby the Company is entitled to receive a maximum of $163,623 (Cdn - $250,000) as defined in the agreement. The contribution is non-repayable. In 2000, $163,623 was claimed of which 100% has been received by September 30, 2001.

During the first quarter of 2001, the Company's subsidiary Border Biofuels Limited (BBL) entered into a contribution agreement with Department of Trade and Industry (DTI), a department of the United Kingdom government, whereby BBL and its collaboration partners are entitled to receive $1,696,694 (1,161,300 pound sterling) under the New & Renewable Energy Programme between January 9, 2001 and July 8, 2003. DynaMotive is named one of the collaboration partners to the program. Except for the proceeds from disposing project assets, the contribution is non repayable. As at September 30, 2001, $411,459 has been claimed of which $96,918 is included in government grants receivable as at September 30, 2001.



10. SEGMENTED INFORMATION

The Company has nine reportable segments. The segments are DynaPower(r), Actuators, BioThermTM, Corporate, Border Biofuels, and Other. DynaPower(r) is a process for cleaning metal without the use of chemicals. The actuator technology is used in both steel and aluminum welding. BioThermTM is a biomass-to-energy technology that converts low value forest waste and agricultural by-products into BioOil, while Corporate consists of interest and administrative costs. Acquired subsidiary operation Border Biofuels specializes in the development of green power projects in the United Kingdom. Other includes a pulverizing technology, which disintegrates a variety of solid materials and organic waste into a form suitable for the production of BioOil.

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


                                            September             September
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
REVENUE
Actuator                                        --                     --
DynaPower(R)                                 276,552              583,700
BioTherm(TM)                                      --                  811
Other                                             --                   --
Border Biofuels                              528,675                   --
Corporate                                         --                   --
------------------------------------------------------------------------------
                                             805,227               584,511
------------------------------------------------------------------------------
LOSS FOR THE PERIOD
Actuator                                     (15,403)              (13,118)
DynaPower(R)                                (261,854)             (244,628)
BioTherm(TM)                                (699,821)             (803,731)
Other                                        (30,019)              (11,990)
Border Biofuels                             (602,450)                   --
Corporate                                 (2,598,638)           (2,642,662)
------------------------------------------------------------------------------
                                          (4,208,185)           (3,716,129)
------------------------------------------------------------------------------


10. SEGMENTED INFORMATION (cont'd)


                                           September            December
                                              2001                2000
                                                $                   $
----------------------------------------------------------------------------
CAPITAL EXPENDITURES, INCLUDING PATENTS
(NET OF GRANT & DISPOSAL)
Actuator                                         --                    --
DynaPower(R)                                  11,802               111,557
BioTherm(TM)                                 276,254             1,110,863
Other                                         42,856                 3,984
Border Biofuels                              440,203                    --
Corporate                                     11,707               224,463
------------------------------------------------------------------------------
                                             782,822             1,450,867
------------------------------------------------------------------------------


                                           September              September
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
AMORTIZATION
Actuator                                      15,403                13,118
DynaPower(R)                                  74,445                72,064
BioTherm(TM)                                  84,493                96,448
Other                                          8,959                11,990
Border Biofuels                               17,368                    --
Corporate                                     40,679                25,317
------------------------------------------------------------------------------
                                             241,347               218,937
------------------------------------------------------------------------------


                                            September             December
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
TOTAL ASSETS
Actuator                                      40,748               63,737
DynaPower(R)                                 376,873	              476,462
BioTherm(TM)                               1,606,567            1,429,496
Other                                        130,482               75,295
Border Biofuels                            2,535,280                   --
Corporate                                  2,848,275            2,424,130
------------------------------------------------------------------------------
                                           7,538,225            4,469,120
------------------------------------------------------------------------------

10. SEGMENTED INFORMATION (cont'd)

Geographic Information

The Company holds substantially all of its capital assets in Canada and UK, and revenues from external customers by customer location is as follows:

                                           September              September
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
Revenue
United States                                112,019               505,860
Italy                                          5,478                11,206
Canada                                       109,908                62,491
France                                        48,787                    --
United Kingdom                               529,035                    --
Other                                             --                 4,954
------------------------------------------------------------------------------
                                             805,227               584,511
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


RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

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

[vi] For purposes of reconciliation to U.S. GAAP, the re-pricing of options can give rise to additional compensation expense. During the first nine months of 2001 no compensation expense resulted from the re-pricing of options based on the transition provision of FIN44, commencing July 1, 2000. Options re-priced after December 15, 1998 are subject to variable plan accounting under U.S. GAAP. In the pro forma information on net income and earnings per share, pursuant to the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for stock based compensation" ("SFAS 123"), additional compensation expense in respect of the re-pricing of the options has been reflected.

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

11. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)


                                       Three     Three      Nine      Nine
                                       months    months    months    months
                                       ended     ended      ended     ended
                                      Sept 30,  Sept 30,   Sept 30,  Sept 30,
                                        2001      2000      2001       2000
                                          $         $         $          $
------------------------------------------------------------------------------
Loss for the period, Canadian GAAP (1,129,036)(1,246,880)(4,208,185)(3,716,129)
Adjustment for patent
    cost amortization                     249     (1,127)    (3,664)     8,940
Adjustment for stock-based compensation(4,167)   (12,075)   (15,136)   (12,075)
------------------------------------------------------------------------------
Loss for the year, as adjusted     (1,132,954)(1,260,082)(4,226,985)(3,719,264)
------------------------------------------------------------------------------
Unrealized losses on foreign
    currency translation             (156,375)    25,650   (182,365)   (51,303)
-------------------------------------------------------------------------------
Loss for the year, as adjusted     (1,289,329)(1,234,432)(4,409,350)(3,770,567)
-------------------------------------------------------------------------------
Weighted average number of
      common shares outstanding    36,257,840  34,048,212 35,258,963 32,138,953
-------------------------------------------------------------------------------

Loss per common share                 (0.04)     (0.04)     (0.13)      (0.12)
==============================================================================

The three months ended March 31, 2000, six months ended June 30, 2000 and nine months ended September 30, 2000 balances have been restated. A schedule of the restatements is detailed in note 13.

Consolidated balance sheet items which vary significantly under accounting principles generally accepted in the United States would be as follows:


                                         September 30,            December 31,
                                             2001                   2000
                                              $                      $
------------------------------------------------------------------------------
Patents                                    627,396                 651,558
==============================================================================
Total assets                             7,505,605               4,390,740
==============================================================================

Share capital                           26,517,182              23,409,409
Share to be issued                          82,831                 250,713
Contributed surplus                      2,151,160               1,584,997
Cumulative translation adjustment         (553,427)               (371,062)
Deficit                                (25,608,676)            (21,381,691)
------------------------------------------------------------------------------
Shareholders' equity                     2,589,070               3,492,366
==============================================================================

11. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

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

Supplemental disclosure of pro forma loss and loss per share:

                                           September 30 2001     June 30, 2000
------------------------------------------------------------------------------
Pro forma loss                                  4,226,985         3,716,264
Pro forma loss per share                            (0.12)            (0.12)
==============================================================================


12. ACQUISTION OF BORDER BIOFUELS LIMITED

The Company acquired 75% of the outstanding common shares of Border Biofuels Limited's (BBL), a United Kingdom Green Power project development company, on April 6, 2001 for a nominal cash consideration of 1 pound sterling. The Company has the option to acquire the balance of BBL's equity (25%) for $1,570,704 (1,108,628 pound sterling) in DynaMotive stock at the higher rate of $3.00 per share or the prevailing market price at the time BBL achieve net positive relevant profit under UK GAAP. Relevant profit is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time.

Furthermore, as part of the transaction, BBL restructured its debt with its Bankers ($1,645,567 (1,162,789 pound sterling), see Note 3[b]). This debt will be repaid from profits generated by BBL with no recourse to the Company. Further in connection with the acquisition, the Company provided a guarantee of $283,038 (200,000 pound sterling) to BBL's banker.


12. ACQUISTION OF BORDER BIOFUELS LIMITED (cont'd.)

The acquisition of BBL was accounted using the purchase method. The consolidated financial statement reflected the results of operation of Border Biofuels Limited from the date of acquisition through September 30, 2001. The total assets acquired amounted to $4,000,115 (2,825,730 pound sterling), and the total liabilities acquired were $3,402,482 (2,404,258 pound sterling). The net asset was calculated to be $597,633 (421,472 pound sterling), of which $149,427 (105,368 pound sterling) represented minority interest. Given the purchase price of 1 pound sterling, the acquisition resulted in a negative goodwill (75%) of $448,225 (316,102 pound sterling). This amount is used to reduce the corresponding portion of acquired BBL goodwill from prior investments ($365,249, (257,798 pound sterling)). The remaining credit balance was used to reduce deferred project costs ($82,606, (58,305 pound sterling)).


13.  Changes in Prior Year Balances

Certain options, warrants and shares issued to non-employees were issued at a price other than market price in the prior year. The prior year's nine month ended September 30, 2001 balances have been restated as follows:

                                  Three       Three       Three       Nine
                                  months      months      months      months
                                  ended       ended        ended      ended
                                  Mar 31,     Jun 30,     Sept 30,    Sept 30,
                                   2000        2000         2000        2000
                                     $          $            $           $
-------------------------------------------------------------------------------
Deficit as at December 31,1999   14,177,911  15,326,966  16,229,676  14,177,911
Net loss for the period before
   Restatements                   1,149,055     902,710     753,903   2,805,668
-------------------------------------------------------------------------------
Deficit before restatements      15,326,966  16,229,676  16,983,579  16,983,579
-------------------------------------------------------------------------------
Restatements for the period
  Balance b/f previous quarter           --     290,568     417,483          --
  Marketing expenses                  6,875      30,491          --      37,366
  Office supplies, Telephone
      And insurance                 (15,617)     75,418     (26,569)     33,232
  Professional fees                 283,693      96,424     843,234   1,223,351
  General & administrative salaries      --          --         (15)       (15)
  Board compensation & staff bonus       --          --    (276,665)  (276,665)
  Overtime settlement expenses           --          --     (65,616)   (65,616)
  SAR Redemption                         --          --      (7,960)    (7,960)
  Interest & other income            15,617     (75,418)     26,569    (33,232)
-------------------------------------------------------------------------------
Total adjustments c/f to
      next period                   290,568     417,483     910,461     910,461
-------------------------------------------------------------------------------

Deficit after restatements       15,617,534  16,647,159  17,894,040  17,894,040
===============================================================================

Weighted average number of
     Common shares outstanding   29,626,768  33,915,151  34,048,212  32,138,953
-------------------------------------------------------------------------------
Loss per common share after
      restatements                   (0.05)     (0.04)      (0.04)       (0.12)
-------------------------------------------------------------------------------


14. Subsequent Events
In October, continued from an on-going private Common Share offering, the Company received further subscription commitments for total cash proceeds of $227,649.


15. Comparative Figures

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q may contain forward looking statements, within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, regarding DynaMotive Energy Systems Corporation. Actual events or results may differ materially from the Company's expectations, which are subject to a number of known and unknown risks and uncertainties including but not limited to changes and/or delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, the ability to integrate the acquisition of Border Biofuels Limited. with the business of the Company, and general economic and market conditions. Other risk factors discussed in the Company's past filings with the United States Securities and Exchange Commission may also affect the actual results achieved by the Company.

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

In this Report, unless the context otherwise requires, the terms the "Company" and "DynaMotive" refer to DynaMotive Energy Systems Corporation and its subsidiaries. The Company is currently listed on the over-the-counter bulletin board (OTCBB) under the symbol: DYMTF.OB.

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

During the second quarter of 2001, the Company acquired 75% of the outstanding common shares of Border Biofuels Limited, a UK Green Power project development company, for a cash consideration of 1 pound sterling, along with a guarantee of 200,000 pound sterling of Border Biofuels's indebtedness. The transaction also provided the Company a right to purchase the balance of Border BioFuels for 1,108,628 pound sterling in DynaMotive stock at the higher rate of $3.00 per share or the prevailing market price at the time BBL achieves profitability. Border Biofuels owns 69 Megawatts of BioOil fuelled electricity projects under 15-year power purchase agreements under the Non Fossil Fuel Obligation and Scottish Renewable Obligation programs of the UK government. Revenues under these agreements could potentially exceed $800,000,000 over the 15-year period.

As of September 30, 2001, DynaMotive and its wholly owned subsidiaries have active inventions protected by patents issued and patents pending via in-house development or license, with the earliest U.S. patent scheduled to expire on December 3, 2010.

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

Total sales revenues for the third quarter of 2001 increased to $362,292 while the same quarter for 2000 generated $138,760 of revenues. Revenue for the third quarter of 2001 was higher than the same quarter in 2000 due to inclusion of revenue from newly acquired subsidiary Border Biofuels.
On a comparative basis, revenue generated from the Company's metal cleaning business for the first nine months of 2001 and 2000 were $276,552 and $583,700, respectively. This decrease was due to a decline in commercial sales volume of its DynaPower(r) metal cleaning systems.

On May 1, 2001, the Company announced that it intends to divest its metal cleaning subsidiary, DynaPower Inc., and has entered into a Letter of Intent for a potential management buy-out. The Company intends to retain ownership of certain patents connected with its metal cleaning technology and to continue to receive royalty payments from these patents. While the Company intends to complete the divestiture by the fourth quarter of this year, there can be no assurance that the divestiture will be completed by the end of the fourth quarter of 2001 or at all.

Cost of sales in the third quarter of 2001 increased to $190,719, from $94,340 in the same period of 2000 due to corresponding increases in sales. For the three months ended September 30, 2001, the gross margin was 47.4% compared to 32.0% in the same period of 2000. The quarter-to-quarter increase in gross margin is due to higher profitability generated from the newly acquired Border Biofuels operations.

For the third quarter of 2001 and 2000 the Company expended $166,419 and $130,414 respectively on research and development. Of these amounts, $77,838 and $63,791 respectively were sponsored by government funding. For the first nine months of 2001 and 2000, the Company expended $506,994 and $488,120, respectively on research and development. Of these amounts, $198,592 and $250,472 respectively were sponsored by government funding. The increase in research and development expenditures in 2001 reflects the increased activities in the Company's commercialization effort.

General and administrative salaries and benefits increased to $540,664 in the third quarter of 2001 compared to $249,020 in the same period of 2000. The increase reflects the increased cost structure resulting from the acquisition of Border Biofuels.

Overall capital expenditures, net of government grants and disposals, for developing and patenting the Company's technologies totaled $782,822 in the first nine months of 2001. For the same period in 2000, total capital expenditures were $626,073. The increase is due primarily to the acquisition of Border Biofuels.

The Company's total assets increased to $7,538,225 at September 30, 2001 from $4,469,120 at December 31, 2000. The increase is due primarily to the acquisition of Border Biofuels. Liabilities increased to $4,755,453 at the end of the third quarter from $898,374 at December 31, 2000 also due to the acquisition of Border Biofuels.

The operating loss for the nine month period ending September 30 2001 was $4,208,185 as compared to $3,716,129 for the same period in 2000. The increase in loss is primarily due to (i) an increase in overhead expenses such as occupancy, office expenses, and administrative salaries, resulting from the acquisition of Border Biofuels, and (ii) an increase in professional fees paid to independent consultants assisting in the Company's commercialization effort. The majority of such fees were paid in restricted common stock or warrants to purchase common stock.

Use of cash in operating activities for the nine month period ending September 30, 2001 increased to $2,354,409 from $1,946,974 in the same period in 2000. The increase in use of cash was primarily due to the increase in operating losses for the nine month period, which was substantially offset by non-cash equity compensation, and changes in working capital consisting of accounts receivables, government grant receivables, deferred revenue, and accounts payables.

The end-of-period deficit increased from $18,934,784 at December 31, 2000 to $23,142,969 at September 30, 2001. The loss per common share for the third quarter of 2001 decreased to three cents ($0.03) as compared to four cents ($0.04) for the same quarter in 2000.

During the third quarter, DynaMotive and its alliance partner, Tecna SA, jointly announced that they are fast tracking the design and construction of pyrolysis (BioOil) plants. The Company's objective is to develop a modular design that will allow for a "building block approach" to expanding plant capacity. Plant modules will be fabricated in shops and shipped to locations for final assembly. Plant construction is being considered for Canada, the United States and United Kingdom.

DynaMotive also announced during the third quarter that it has formally launched the design of a 100 tonne per day (tpd) pyrolysis plant that will be the core of an integrated biomass-to-energy system. The plant capacity represents a 400% increase in capacity from its original plan. The 100 tpd plant is projected to produce enough fuel to continuously fire a 2.5 Megawatt turbine and be capable of providing electricity to a small town (2,000 households).

DynaMotive expects to demonstrate the commercial feasibility of its BioOil fueled system in cooperation with Orenda Turbines, part of Magellan Aerospace of Canada, and Border Biofuels. The flagship project is expected to generate
2.5 Megawatt and be the first BioOil power generation plant of its kind. DynaMotive is currently evaluating sites for the commercial scale energy system.

DynaMotive and Border BioFuels have submitted planning applications to develop a Forest Residue fired power station on Arran, an Island off the Scottish coast. The project intends to use wood from sustainable production in existing forestry operations on the island to generate 'green' electricity. The power station should generate up to one third of the island's electricity needs. The scheme has the benefit of an electricity supply contract awarded under the Scottish Renewables Obligation, a government project designed to foster the development of energy from renewable sources in recognition of its environmental advantages. The venture also has the support of the Forestry Commission which will provide the wood fuel for the plant. Project revenues have been estimated to exceed $ 30 million over the project primary period of 15 years.


3. Liquidity And Capital Resources

The Company's BioOil technologies are consistent with the environmental and economic objectives of governments around the world. The Company has received strong support from the Canadian federal government and is in discussion with other governments and international agencies in target markets directly and through project partners to examine BioOil financing and grant potential. Canadian government support has been received from Industry Canada/ Technology Partnerships Canada (TPC), which has agreed to contribute Cdn. $8.2 million (US $6.1 million) to DynaMotive for the development and commercialization of BioOil fuels and derivative products, and Natural Resources Canada which has contributed $250,000 to support research and development of BioOil both in house and at CANMET national laboratory. In addition, DynaMotive Europe Limited together with Border Biofuels and a strategic partner, received a grant commitment of $1.7 million from the United Kingdom Department of Trade and Industry to support the development of an integrated BioOil and electricity generating plant in the UK. During the third quarter of 2001, the Company continued working with TPC to revise the contribution agreement entered into in 1997.

As of the end of the third quarter of 2001, the Company had cash and cash equivalents of $44,005, representing a decrease of $1,051,710 from cash and cash equivalents as at December 31, 2000. The primary sources of liquidity for the Company during the third quarter of 2001 was the Company's private placement offerings and stock option exercises for cash totaling $1,138,373.

During the first nine months of 2001, the Company generated cash in the amount of $2,219,872 from financing activities, and used cash in operating and in investing activities in the amounts of $2,354,409, and $782,822, respectively. For the same period in 2000, the Company used cash in operating and in investing activities in the amounts of $1,946,974 and $626,073, respectively, while financing activities generated cash of $4,528,095.

Cash used in operating activities for the first nine months of 2001, which consists of a loss for the period of $4,208,185, was partially offset by amortization, and stock based compensation in the amounts of $241,347, and $1,635,822, respectively. Non-cash working capital items decreased by $123,325 during the nine month period of 2001. Cash used in operating activities for the same period in 2000 consisted of a loss of $3,716,129, which was partially offset by amortization and non-cash compensation expenses in the amount of $218,937, and $1,616,220 respectively. Non-cash working capital items increased by $90,617 during the same period in 2000.

Financing activities for the first nine months of 2001 included private placement offerings and common stock option exercises for cash totaling $1,805,673. Financing activities for the first nine months of 2001 also included an increase in bank indebtedness and shareholder loans totaling $132,167, and $67,152, respectively. Financing activities for same period in 2000 included common share subscriptions received and options exercised for cash totaling $4,436,129, and an increase in bank indebtedness from the first nine months of $91,966.

Investing activities during the third quarter of 2001 resulted in a net decrease in cash of $896,022 which consisted of $759,717, net of government grants, incurred in acquisitions and upgrades of capital assets,$113,180 incurred in deferred project costs and $23,105 increased in patent costs. During the same period in 2000, the Company acquired capital assets net of government grant, and technology patents in the amounts of $596,793, and $29,280, respectively.

With the current cash on hand and management's intent to focus on the commercial development of its BioOil technologies, the Company will require additional financing in order to fund its continuing operations and such commercialization during the remainder of 2001 and into the future. The Company continues to work closely with a global investment bank as well as its commercialization partners with the intent of raising up to $4.5 million in equity financing during the fourth quarter of 2001. Given market conditions and other factors, there can be no guarantee that the Company will be successful in securing additional financing. If adequate funds are not available on acceptable terms when needed, the Company may be required to delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs.


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

The Company holds its cash reserve in short-term deposits. The interest revenue obtained from these instruments will depend on the market interest rates prevailing at the time. Based on financial positions at September 30, 2001, the change in interest revenue due to changes in market interest rates is not material. The Company also has credit facilities, which it draws upon and repays as necessary. The interest expense depends on the prevailing market rate at the time. At the current level of debt instruments, the Company estimates that for every 1% adverse change in the applicable interest rate, the Company would be exposed to a $23,000 increase in interest expenses.


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter of 2001, the Company closed the final tranche of the May 2001 private placement financing of equity units and raised total proceeds of $476,375, including $395,000 in cash and $81,375 in settlement of consulting fees payable by the Company. Each equity unit sold for $0.80 and consisted of one common share, no par value, of the Company and one warrant to purchase one half of a common share. The warrants have a two-year term, subject to acceleration under certain circumstances, and are exercisable at a per share price equal to $1.50. A total of 595,468 common shares and 246,875 warrants were issued to Carlos A. Grimaldi, Ricardo Altube, Jorge Kawaguchi, Jose Luis Carrone, Cantai Property Ltd., R. Andrew Kingston and James Acheson.

On August 20, 2001, the Company closed the first tranche of a new private placement financing of equity units for proceeds of $650,000, including $600,000 in cash and $50,000 in settlement of consulting fees payable by the Company. Each equity unit sold for $0.55 and consisted of one common share, no par value, of the Company and one warrant to purchase one half of a common share at $0.90 for a term of six months and one warrant to purchase one half of a common share at $1.50 for a three year term. The warrants are subject to acceleration under certain circumstances. A total of 1,181,818 common shares and 772,727 warrants were issued to Chia Tai Chen, Debbie A. Boyes, Yin-Tze Chai, Victor Tchenquiz, Cantai Property Ltd., R. Andrew Kingston and James Acheson.

The offers and sales of securities to R. Andrew Kingston, president and chief executive officer of the Company, and James Acheson, chief operating officer of a subsidiary of the Company, were made to Accredited Investors as defined under Regulation D promulgated under the Securities Act of 1933, as amended, and are therefore exempt from United States registration requirements. The offers and sales of securities to all other investors in both of the private placement financings discussed above were made to investors who were not U.S. Persons as defined under Regulation S promulgated under the Securities Act, and are therefore exempt from United States registration requirements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit              Description

3.1 (a) Company Act Memorandum of DynaMotive Energy Systems Corporation, as amended to date (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

3.1 (b) Amendment to the Company Act Memorandum of DynaMotive Energy Systems Corporation, dated July 3, 2001 (filed as
                     Exhibit 3.1 (b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

3.2 Articles of DynaMotive Energy Systems Corporation, as amended to date (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).



(b)     Reports on Form 8-K
          None.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of November 2001.

                               DYNAMOTIVE ENERGY SYSTEMS CORPORATION


                               /s/ Robert Andrew Kingston
                              -------------------------------------

                              Robert Andrew Kingston,

                              President & Chief Executive Officer



                              /s/ Stephen Ives
                              -------------------------------------
                              Stephen Ives
                              Chief Financial Officer