Form 10-K
period 2001-12-31
DYNAMOTIVE ENERGY SYSTEMS CORP
filed 2002-04-16
CIK 941625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----

Commission file number 0-27524

                      DYNAMOTIVE ENERGY SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

        British Columbia                                      Not Applicable
        ----------------                                      --------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   105-1700 West 75th Avenue
   -------------------------                                     V6P 6G2
         Vancouver, BC                                           -------
         -------------                                          (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (604) 267-6000

Securities registered pursuant to Section 12(b) of the Act: None

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------

Common Stock, no par value                              OTC BB

Securities registered pursuant to section 12(g) of the Act: Common Stock, no par
--------------------------------------------------------------------------------
                                      value
                                      -----

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [X] No

The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of Registrant was approximately $11,827,694 as at April 12, 2002.

AT APRIL 12, 2002, 43,665,369 SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, WERE OUTSTANDING.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

                      DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                                TABLE OF CONTENTS

PART I......................................................................................................   4
ITEM 1.  BUSINESS...........................................................................................   4
ITEM 2.  PROPERTIES.........................................................................................  15
ITEM 3.  LEGAL PROCEEDINGS..................................................................................  16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................  16
PART II.....................................................................................................  16
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................  16
ITEM 6.  SELECTED FINANCIAL DATA............................................................................  17
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION...............  19
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................  27
ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................  29
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............  65
PART III....................................................................................................  66
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................  66
ITEM 11. EXECUTIVE COMPENSATION.............................................................................  70
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................  73
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................  76
PART IV.....................................................................................................  78
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...................................  78

                                     PART I

This report contains statements of a forward-looking nature relating to future events or our future performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in or implied by, any forward-looking statements, including those set forth in "Risk Factors" See "Cautionary Note Regarding Forward-Looking Statements".

ITEM 1. BUSINESS

DynaMotive Energy Systems Corporation (the "Company" and or "DynaMotive") is a world leader in biomass-to-liquid fuel conversion, a process known as "Fast Pyrolysis". Its principal business is the development and commercialisation of its renewable energy process called BioTherm(TM), which is a fast pyrolysis process that produces liquid BioOil fuel from biomass or biomass waste feedstocks. BioOil is a clean, renewable fuel which can replace natural gas, diesel and other fossil fuels to produce power, mechanical energy and heat in industrial boilers, fuel gas turbines and fuel reciprocating engines. The Company aims to unleash significant amounts of energy production, in the form of BioOil fuels, based upon utilization of abundant biomass waste streams from agricultural and forest operations and other post-industrial biomass residues. In many cases the feedstock sources are costly to dispose of and therefore are available at zero cost or are potentially revenue generating to then convert into BioOil. The process of biomass to energy conversion is sustainable, renewable and greenhouse gas neutral and is consistent with other renewable energy sources such as wind, hydro and solar. The significant advantage of biomass energy over other renewable forms of energy, is that biomass is capable of delivering energy on a 24/7 basis, whereas wind, hydro and solar energy sources are all subject to natural fluctuations.

DynaMotive is attempting to establish its patented technology as the industry standard for the production of liquid biomass based fuels, in competition with other pyrolysis technologies, and other biomass to energy applications. The Company's fast pyrolysis process efficiently converts raw biomass or biomass wastes into three fuel types: Liquid (BioOil), Solid (char) and Gas (non-condensable gases). The non-condensable gases are used to fuel the pyrolysis process. The entire system is a closed loop with no emissions or waste byproducts.

The Company and its partners are also engaged in research and development on a range of derivative products that, if successful, could further enhance the market and value for BioOil as an alternative fuel and product source.

The Company was incorporated on April 11, 1991 in the Province of British Columbia, Canada, under the name of DynaMotive Canada Corporation. On October 31, 1995, the shareholders approved a change of name to DynaMotive Technologies Corporation and on June 26, 2001, the shareholders again approved a change of name to the Company's current name.

As of December 31, 2001, the Company had seven wholly-owned subsidiaries:
DynaMotive Corporation (incorporated in the State of Rhode Island in 1990), DynaMotive ElectroChem Corporation (incorporated in the Province of British Columbia in 1993), DynaMotive Europe Limited (formerly known as DynaMotive Technologies (UK) Ltd., incorporated in the United Kingdom in 1996), DynaMill(TM)Systems Limited (incorporated in the Province of British Columbia in
1996), DynaMotive Puerto Rico, Inc. (incorporated in Puerto Rico in 1997), DynaPower , Inc. (formerly known as 606620 B.C. Ltd., incorporated in the Province of British Columbia in May 2000) and DynaMotive Canada, Inc. (incorporated in Canada in November 2000). The Company's wholly-owned subsidiary, DynaMotive Europe Ltd., purchased 75% of the shares of Border BioFuels Ltd, a United Kingdom company, in April, 2001.

In this Report, unless the context otherwise requires, the terms the "Company" and "DynaMotive" refer to DynaMotive Energy Systems Corporation and its subsidiaries. The Company is currently listed on the over-the-counter bulletin board (OTCBB) under the symbol: DYMTF.OB.

The principal executive office of the Company is Suite 105 - 1700 West 75th Avenue, Vancouver, British Columbia, Canada V6P 6G2 (Telephone: 604-267-6000).

DESCRIPTION OF BUSINESS

DynaMotive's primary focus is to commercialize its patented BioOil production technology and establish this technology as the worldwide industry standard for production of BioOil as a clean, renewable fuel utilizing biomass feedstocks. To support this goal the Company plans over the next two years to develop full commercial scale BioOil production facilities in conjunction with its alliance partners and then expand upon its existing marketing efforts to generate new licensee's throughout Canada, Europe, the USA, Asia and Latin America.

The BioOil Business Unit is currently commercializing its' BioTherm biomass-to-energy technology that converts low or zero cost forest and agricultural biomass wastes into liquid BioOil that is then used as a "green" renewable fuel alternative for power generation, industrial use or as the raw material for a range of derivative products.

In May 2001, the Company announced that it intends to focus exclusively in the bioenergy field and in the development of BioOil and derivative products and that it intended to divest its acid free industrial metal cleaning system for wire manufacturing operated by its subsidiary, DynaPower, Inc., and had entered into a Letter of Intent with DynaPower management for a potential Management Buyout (MBO) of that subsidiary. The spin-off of DynaPower to DynaPower management was concluded on April 11, 2002.

Financial information concerning the Company's industry segments is summarized in Note 19 to the Consolidated Financial Statements. Unless otherwise indicated, all financial information contained in this Annual Report is in U.S. dollars and based on Canadian generally accepted accounting principles ("GAAP"). A reconciliation to US GAAP is detailed in Note 20 to the Consolidated Financial Statements. Unless otherwise noted, all amounts in this Form 10-K are in US dollars.

I.   CORE TECHNOLOGIES & STRATEGIC BUSINESS UNITS

A. BIOOIL BUSINESS UNIT

The BioOil Business Unit develops and markets the BioTherm(TM) process which efficiently converts forest and agricultural biomass waste into BioOil, char and non-condensable gases. There is zero waste from the process. Initial applications for BioOil are targeted for generating heat, power and mechanical energy in industrial boilers, gas turbines and stationary reciprocating engines. The char can also be used as a fuel or as a feedstock for the production of charcoal briquettes, in its raw form as a coal or coke alternative; or in other potential value added applications including activated carbon for use in the water and wine industries and carbon black for domestic and industrial uses. The non-condensable gases are re-cycled in the BioTherm(TM) process and provide the majority of the energy required for the process. DynaMotive aims to position its technology as the worldwide industry standard for the production of BioOil clean, renewable fuel.

The Company has demonstrated a high level of success from its BioTherm(TM) and BioOil commercialisation program in recent years. DynaMotive has six phases to its commercialisation program as shown below:

Phase 1: Bench scale, "proof of concept" was completed by RTI in 1996. DynaMotive licensed the BioTherm(TM) technology in 1997 and purchased the exclusive worldwide rights to the technology from RTI in 2000.

Phase 2: In 1997, DynaMotive built a 0.5 tpd prototype plant in Vancouver, BC which was upgraded in 1998 to a capacity of 2 tpd. This plant has operated for over 3,000 hours. In 1999, Stone & Webster Engineering completed technical due diligence and concluded that the process was "reliable and scaleable."

Phase 3: DynaMotive completed construction of a new 10 tpd pilot plant in December 2000 and completed its commissioning in March 2001. The plant has been built to industrial specifications complete with a state-of-the-art distributed control system (DCS). The plant has a production capacity of 6,000 litres of BioOil per day.

Phase 4: Following successful operation of the 10 tpd pilot, DynaMotive plans to construct and commission one 100 and one 200 tpd field demonstration plant in 2002, with completion in Q1 and Q2 2003. Both plants will use the same design, and the Company intends to demonstrate the use of BioOil in two different applications. These plants will process forest residues and are expected to demonstrate continuous 24-hour production at a final commercial demonstration scale. These projects are also intended to demonstrate continuous operation of end use applications (boilers/kilns and gas turbines). The principal goal of these commercial demonstration projects is to demonstrate the economics of the process, and to secure future engineering, procurement and construction (EPC) commitments from the Company's current partners and potential future service and equipment providers. Ultimately, the Company expects these EPC commitments to facilitate lending commitments to execute on BioTherm(TM)/BioOil project developments as part of the Company's final commercialization phase.

Phases 5/6: On completion of the field demonstration stage, DynaMotive and partners plan to scale-up the demonstration plants to the first commercial plants, followed by multiple commercial plants at the 200-400 tpd scale. The Company is presently seeking to secure rights to multiple `high disposal cost' biomass waste streams around the world, in order to launch its final commercial efforts. The Company believes that by securing rights to these biomass waste streams and related BioOil, power and/or energy purchase commitments will be able to catalyze the development of commercial BioOil projects that incorporate the design, engineering and licensing of its BioTherm(TM) technology.

BioOil can also be used as the basis for a range of derivative products including, but not limited to, blended fuels for transportation, slow release fertilizers and specialty chemicals. The Company continues to pursue its strategy to secure industrial partners to develop commercial products from BioOil derivatives, based upon prototypes developed by DynaMotive allowing the Company to leverage its resources.

By virtue of being derived from biomass waste, all BioOil fuels are considered to be carbon dioxide and greenhouse gas neutral. When combusted, they produce no sulfur dioxide and significantly reduced nitrogen oxide emissions compared with diesel fuel, therefore having significant environmental advantages over fossil fuels with respect to atmospheric pollution.

1) BIOOIL PRODUCTION PROCESS

BioOil is produced using a patented fast pyrolysis process trade named BioTherm(TM) that converts forest and agricultural biomass wastes such as sawdust, sugar cane bagasse, rice husks and wheat straw amongst others into commercial fuels (BioOil, char and non-condensable gases). The process was developed by Resource Transforms International, Ltd. (RTI).

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

In the BioTherm(TM) reactor, biomass waste materials are rapidly heated in the absence of oxygen. The rapidly vaporized volatiles are then quickly condensed, forming a liquid fuel referred to as BioOil, solid char and non-condensable gases. Depending upon the feedstock used (many different sources of feedstock have been bench tested thus far), the process typically produces 60-75 tons of BioOil, 15-25 tons of char and approximately 15 tons of non-condensable gases from 100 tons of biomass waste. The Company believes that the overall simplicity of the BioTherm(TM) process and the fact that all the major equipment is already well proven in existing related industrial applications gives the Company's BioOil technology competitive advantages over other pyrolysis conversion technologies such as lower capital and operating costs, higher product yields, a significantly higher quality BioOil and the flexibility to process a wide variety of feedstocks.

The Company began producing batch quantities of BioOil in 1997 in its 0.5 tpd BioTherm(TM) pilot plant located at the Company's research and development facility in Vancouver BC. By the end of 1998, the BioOil Technology Group had upgraded, commissioned and operated the plant to a capacity of two tpd on a continuous basis. In 1999, further changes were made to the feed system, BioTherm(TM) reactor, cyclone, and instrumentation and control systems to provide increased stable operation. Once these changes were made, the BioTherm(TM) was re-commissioned and produced BioOil of sufficiently high quality to meet fuel specification requirements as defined by our engine testing partners.

The Company's new BioOil plant was officially opened and commissiond in March, 2001. Commissioning included a sustained 10 day, 24 hr/7 day a week operation which demonstrated that this design with minor adjustments could yield 14.5 tpd rather than the estimated 10 tons. The Company believes that the plant conforms to all applicable British Columbia safety, electrical and mechanical design standards, utilizing state-of-the-art "smart" instrumentation and a high-powered industrial-grade distributed control system. The Company adopted this design policy in order to facilitate easy scale-up to commercial plant capacities.

2) BIOOIL COMMERCIAL DEMONSTRATIONS, APPLICATIONS AND MARKETS

DynaMotive, in conjunction with its partners, plans to commence construction of a 100 tpd field demonstration plant in the second quarter of 2002 with commissioning planned for the first quarter of 2003. This plant will process forest waste and is expected to demonstrate continuous 24-hour production. During the third quarter of 2001 DynaMotive formally launched the design of a 100 tpd pyrolysis plant which represents a 400% increase in capacity from its original plan. The 100 tpd plant is projected to produce enough fuel to continuously fire a 2.5 Megawatt turbine and be capable of providing electricity to a small town (approximately 2,000 households). The final site and project financing are currently expected to be finalized in the second quarter of 2002.

Based upon announced plans, DynaMotive intends to establish a 200 tpd demonstration BioOil plant at a Canadian Forest Products Ltd. facility; wood residues at the mill will be converted into BioOil which will then displace natural gas used in the lumber drying kilns. Subsequent applications are intended to displace natural gas in pulp mill lime kilns. The final site and project financing are expected to be finalized in the third quarter of 2002.

In November, 2001, the Company entered into a Memorandum of Understanding to conduct feasibility studies for the development of a power project in Canada whereby wood residue from Erie Flooring and Wood Products would be converted into BioOil to power a Magellan Aerospace (Symbol: MAL, Toronto) 2.5 MW GT 2500 turbine. The project under consideration would have maximum capacity of 4MWe.

Also in November 2001, Natural Resources Canada provided a Technical Opinion indicating that DynaMotive's pyrolysis technology is eligible to receive treatment as renewable energy capital equipment under Schedule II, Class 43.1 of the Canadian Income Tax Act. The ruling, subject to confirmation by the Canada Customs and Revenue Agency, enables the Company's technology to be utilized in the aforementioned Canfor 200 tpd biomass project and enables either flow through share investors or project related investors to receive substantial Canadian tax benefits which should facilitate arranging project funding for the Canfor project and all other Canadian projects. The tax benefits allow flow through share investors to deduct 100% of their investment against taxable income in the year the investment is made. Project related investors may fully deduct portions of their investment against taxable income in the year it was made, and also may receive accelerated depreciation tax deductions on the remainder of their investment.

The Company believes that the nearest term commercial application for BioOil is as a clean burning fuel that can be used to replace natural gas, diesel and other fossil fuels in boilers, gas turbines and slow and medium speed reciprocating engines for heat and power generation, to replace natural gas in the forest industry and for an applications in the U.S. coal industry. Initial markets may include Canada, the US, the UK and Brazil followed by other European countries, in addition to sugar producing regions in other parts of Latin America, Asia and Island based economies.

Orenda Aerospace, a division of Magellan Aerospace, is in the second phase of a program to develop a commercial gas turbine package fueled by DynaMotive's BioOil, following successful fuel tests in 2000 and 2001. A project in the UK with DynaMotive's subsidiary, Border Biofuels, has been identified with Orenda as being an ideal commercial demonstration of its BioOil fueled turbine. Orenda has also identified two further commercial demonstration projects for its turbines and BioOil, one with Erie Flooring as referred to above and one in New Hampshire with the Business Enterprise Development Council referred to in the BioOil operations section. Testing programs with additional engine and turbine manufacturers in Europe and North America are planned for 2002.

Orenda has initiated a second phase program to develop a commercial gas turbine package to operate on DynaMotive's BioOil fuel following the successful first round of fuel tests. The program involves completion of turbine modifications required for Orenda's 2.5 MW (megawatt) GT2500 gas turbine to run on BioOil, coupled with a full scale engine testing program in Canada and Europe, as described above, to validate long-term commercial operation of BioOil fueled gas turbines. The program schedule is expected to extend through 2003, with the first fully commercial BioOil and turbine installation expected to come onstream in the second quarter of 2004.

DynaMotive also targets the industrial fuels market. Working with the Canadian federal department of Natural Resources CANMET Energy Technology Centre in Ottawa, Ontario, it developed a burner nozzle design for stable BioOil fuel combustion. This has created opportunities for early commercial applications for BioOil as a clean burning fuel to replace natural gas, diesel and other fossil fuels in the multi-billion dollar industrial boilers, kiln fuels and specialty heating applications markets. Testing of BioOil in lumber kilns and lime kilns is targeted to commence in the second quarter of 2002. Customers for BioOil fuels could potentially include local, regional and international power generators and electrical utilities (fuel substitution in large scale power plants and fuel for district heating), fuel distributors, forest companies (natural gas substitute in lime kilns, lumber kilns and boilers), oil and gas producers (steam production for extraction) and manufacturing companies (process heat) including sawmills, pulp mills and greenhouses. Beyond the programs above, testing with various industrial burner and boiler combustion experts and manufacturers are planned for Europe and North America in 2002.

In late 1998 and the first quarter of 1999, the Company initiated fuel-testing programs with several major reciprocating engine and gas turbine manufacturers in Europe and North America. The Company has also tested a variety of BioOil feedstocks including bark and bark/white wood blends as well as bagasse, a solid pulp material remaining after the extraction of juice from sugar cane. Testing of various types of mixes and sizes of feedstock continued throughout 2001 with key objectives being to characterize the BioOil with Societe Generale de Surveillance and optimize the production process. Characterization of the BioOil assists reciprocatingl and turbine engine manufacturers in their assessment of the viability of BioOil in connection with their operations.

The Company also continues to work with Cosan ("Cosan" is one of Brazil's largest sugar and ethanol producers) with which the Company signed a comprehensive Memoranda of Understanding in March 1998.

Cosan and DynaMotive have begun second stage testing of bagasse aimed at optimizing technical design for bagasse-based BioOil pyrolysis plants. The launching of the second phase testing program as a precursor to the development of bagasse-specific technology is a critical step in the development program. During this stage, the Company will concentrate on optimizing the design for a bagasse-fed BioOil pyrolysis plant and further validating applications, fuel quality and chemical composition of BioOil made from bagasse.

Commencing in the third quarter of 2000 and throughout 2001, the Company completed a series of production runs converting 100% softwood bark derived from spruce, pine and fir into fuel quality BioOil. From a commercial perspective, demonstrating the capability to produce a fuel quality BioOil from both bark and bark/white wood blends is a significant milestone, opening up the entire wood residue market to the Company's BioOil production technology.

Lower value bark residues are a major problem for the forest industry; as bark has little or no value and is costly to dispose of. Canada, for example, produces approximately 18 million tons of sawmill residues per year of which 5 to 6 million tons are considered wastes and are subsequently incinerated or landfilled. Canada's wood waste alone could potentially be converted to 15 million barrels of BioOil per year and represents a significant source of raw materials for DynaMotive.

3) BIOOIL APPLICATIONS & DERIVATIVE PRODUCTS

BioOil has a wide range of potential commercial applications. As the BioOil industry matures it has the potential to follow a similar development path as the petroleum industry, beginning with exploitation of basic unrefined BioOil fuels for power generation and district heating followed by blends and emulsions for transportation. Development of higher value products, including agro-products, resins, adhesives, specialty chemicals, slow release fertilizers and other derivatives, may occur as refining and processing techniques are established by future Licensees or partnerships with DynaMotive. Over time, we anticipate that BioOil will be refined in much the same way that petroleum is today in order to derive the highest value energy and chemical products.

The Company intends to follow a staged approach to product development focusing initially on the earliest and most appropriate application of BioOil as a clean, renewable fuel to generate power and heat in industrial boilers and kilns, gas turbines and stationary reciprocating engines. The Company is also supporting efforts to develop a next generation of higher-value fuels, including BioOil/ethanol blends, BioOil/diesel emulsions and catalytic reforming of BioOil to produce synthetic fuels and bio-methanol. BioOil also has potential as a raw material to produce agro-products such as slow release fertilizers and other high-value products.

Over the longer term, the Company believes that exploitation of specialty chemicals contained in BioOil has the potential to create significant value. RTI and other research institutions are developing techniques to extract chemicals such as hydroxyacetaldehyde, levoglucosan, levoglucosenone, acetol, acetic acid and formic acid. These chemicals have a wide variety of possible applications including food flavorings, adhesives, resins, pharmaceuticals, bio-based pesticides and paper brighteners.

CHAR PRODUCTION

Char is a significant co-product of the Company's pyrolysis process. Char is a granular solid with properties similar to coal. At 23 - 25 Giga Joules per tonne, pyrolysis char has a higher heating value than wood and many grades of coal. Like BioOil, it is a "green" fuel which is CO2 neutral and does not contain any sulfur.

A commercial scale BioOil plant processing 400 tpd of wood residue is expected to produce approximately 26,000 tons per year of char with a total energy value of 600,000 - 650,000 Giga Joules. Char production is dependent on the composition and species of the feedstock.

Early stage applications of char will focus on direct substitution or augmentation of fossil fuels to produce process heat and power via commercially available technologies in BioOil plants, sawmills, thermal power generation and cement production. Char may also have potential for use as a feedstock for manufacturing of charcoal briquettes.

In December 2001, the Company announced that 20 tons of char, produced at its Vancouver plant, had been successfully tested at industrial scale and the prototype briquettes showed excellent results, meeting or exceeding all charcoal industry quality standards. The test followed bench scale trials that took place in the second quarter of 2001.

4) BIOOIL STRATEGIC PARTNERS, INVESTMENT AND GOVERNMENT FUNDING

The Company's BioOil technologies are consistent with the environmental and economic objectives of many governments around the world. The Company has received strong support from the governments in Canada and the U.K. Canadian government support has been received from Industry Canada/Technology Partnerships Canada which has agreed to contribute Cdn $8.2 million (US $5.1 million) to DynaMotive for development and commercialization of BioOil fuels and derivative products and Natural Resources Canada which has contributed $250,000 to support ongoing research and development of BioOil at the CANMET national laboratory. The Department of Trade and Industry in the U.K. has also awarded grants to DynaMotive's subsidiary (Border BioFuels Ltd.) totaling approximately $1.7 million towards a 100 tpd demonstration project in the U.K.

5) BIOOIL BUSINESS UNIT

The Company has now established BioOil operations in Europe, Brazil, US and Canada and intends to establish additional operations in the Far East, South Africa, island based economies and other key markets. The main function of these subsidiaries is the development and implementation of market strategies for the establishment of the Company's technology in their specific markets. These operations are intended to act as marketing catalysts for the design and development of BioOil production facilities in their regions, by licensing the BioTherm(TM) technology and marketing BioOil as a greenhouse gas neutral, renewable fuel in domestic and international markets. DynaMotive will continue to develop its BioOil technology, conduct R&D on BioOil fuels and derivative products and provide services to the operating units.

CANADIAN BIOOIL OPERATIONS

DynaMotive announced in 2000 the establishment of DynaMotive Canada Inc. with the primary mandate to develop and license BioOil production facilities in Canada.

The Company intends to tap Canada's vast reserves of biomass, particularly forest and agro waste by-products, to produce clean burning BioOil for domestic and export markets and believes that the application of BioOil as an alternative to fossil fuel, initially in power and heat markets and later in transportation markets, has the potential to help Canadian industry achieve significant reductions in greenhouse gases. To date, all Canadian activities have continued to be carried out in DynaMotive Energy Systems Corporation and therefore, no revenues have been recorded in DynaMotive Canada Inc.

EUROPEAN BIOOIL OPERATIONS

DynaMotive's wholly owned subsidiary, DynaMotive Europe Ltd. (DEL) is working with potential BioOil strategic partners in the UK and Europe to conduct market and commercial research for BioOil production and applications in Europe and to broaden the awareness of the European and international activities of the DynaMotive group of operating companies to UK and European financial institutions and investors.

In April 2001, DEL acquired 75% of Border Biofuels Limited (BBL), a UK Green Power project development company with an option to acquire the remaining equity interest of the Company in a deferred stock transaction. The purchase of BBL is described in detail in note 4 to the consolidated financial statements. BBL contributed revenue of $357,047 during 2001. Through the acquisition of BBL, DynaMotive owns 15 year power purchase agreements in the UK for the production of 69 MW (gross capacity) of electricity fueled by BioOil. The contracts provide an option, but not the obligation, to provide such power. As of December 31, 2001, such power purchase agreements have a recorded value of $3,497,552. The transaction involved the assumption of debt by DynaMotive of (pound)200,000 (approximately US$290,300) for which the Company provided a guarantee to BBL's lenders, the transfer of 75% of the shares in BBL for a nominal consideration ((pound)1) and an agreement to acquire the balance of BBL's equity for (pound)1,109,000 (approximately US$1,609,000) in DynaMotive stock at the higher rate of $3.00 per share or the prevailing market price at the time BBL becomes profitable under UK General Accepted Accounting Principles (GAAP). Furthermore, as part of the transaction, BBL restructured its debt with its lenders and directors.

US BIOOIL OPERATIONS

During 2001, the Company's US subsidiary, DynaMotive Corporation, continued to actively evaluate commercial opportunities in agri waste products (sugar cane bagasse, wheat straw, etc.) as well as forest by-products.

In October 2001, DynaMotive's US subsidiary signed a Memorandum of Understanding with the Business Enterprise Development Council, a community development corporation based in New Hampshire, to establish the feasibility of developing commercial energy projects based on DynaMotive's proprietary BioOil technology.

II.  RAW MATERIALS AND SUPPLIERS

For the most part, the Company's products are custom designed and manufactured and are not produced for inventory. BioOil units will only be produced for specific projects with procurement commencing when project funding has been fully committed.

The Company outsources the final assembly of its products prior to sale and does not manufacture the major components of its systems. The manufactured components and materials used in the Company's products are obtained from both domestic and foreign sources. Generally, lead-time for delivery of materials has not been a problem.

While the Company has intentionally chosen to use only a limited number of manufacturers to produce the components for its technologies, in the opinion of management, the Company has a readily available supply of components and raw materials for all of its anticipated products from various sources and does not anticipate any difficulties in obtaining the components and raw materials necessary to its business.

The Company believes that this licensing and focused, outsourced manufacturing strategy allows it to deliver superior products without the high capital expenditures that the Company would otherwise require in order to manufacture the components in house. As a result of limiting the number of suppliers for the key components for the Company's products, the Company believes it is better able to control costs while still maintaining high quality specifications for the components' manufacture. Moreover, the Company believes that it is better able to limit the number of third parties who have access to the Company's proprietary technologies.

III. PRIMARY CUSTOMERS

The Company presently has a limited customer base purchasing its technologies. As the Company's BioTherm production process becomes commercialized, the customer base for BioOil and BioOil based derivative products and production facilities could also include manufacturers of slow release fertilizers, air pollution control products and specialty chemicals.

DynaMotive intends to demonstrate its BioOil technology at commercial scale over the next 12 months. Initial market opportunities for DynaMotive's technology include integrated energy (heat and power) systems for the forest and sugar industry, remote-from-grid power generation, Island economies (fossil fuel displacement and valuable reduction in associated hard currency borrowings) and opportunities under green house gas emission reduction quotas.

In developed countries, carbon taxes and increased demand for energy presents fertile ground for DynaMotive's systems. Many Island countries import a major part of their energy needs while producing large quantities of agricultural waste; BioOil installations provide the potential to utilize such waste, create jobs and displace a significant portion of the imported energy. Also, an important role could be played by DynaMotive in developing countries where micro power systems based on renewables would often be cheaper than extending the grid to reach remote areas.

IV.  PATENTS, LICENSES, AND TRADEMARKS

The Company considers patents to be an important aspect of the Company's business. The Company aggressively protects its intellectual property such as trademarks, patents, product designs, manufacturing processes and new product research and concepts. These rights are protected through the development and acquisition of utility and design patents and trademark registrations, the maintenance of trade secrets and, when necessary and appropriate, litigation against those who, in the Company's opinion, are competing unfairly with the Company. The Company also maintains stringent procedures to maintain the secrecy of its confidential business information. These procedures include the establishment of "need to know" criteria for the dissemination of certain information and the use of written confidentiality agreements in cases where the sharing of proprietary information with third parties is necessary.

As of December 31, 2001, the Company has active inventions protected by patents issued and patents pending via in-house development or license. The earliest the Company's key U.S. patents are scheduled to expire is April 25, 2012.

The key BioTherm patents expire in 2016 and 2017 in all jurisdictions except India where they expire in 2010.

V.   COMPETITION

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

Despite environmental and cost advantages that the Company believes exist with its primary technologies, the markets for the Company's products are traditionally highly competitive, and other providers of alternative technologies may have advantages due to their long-standing relationships with DynaMotive's potential customers. Competitors to DynaMotive may also have substantially greater access to capital and technical resources than does the Company and may therefore have competitive advantages. The Company's success is dependent on the acceptance of its technologies by industries that may be slow to change and implement new technologies.

The Company has limited competition as we approach the market with innovative technical solutions brought by the BioTherm(TM) technology. Therefore, like any new technology, the Company's primary technology face market acceptance barriers that do not affect already established technologies. To date, the Company's primary technologies and products have gained limited market acceptance and have generated limited revenues. The success of new products depends on a variety of factors, including product selection, pricing, performance and design, implementation of manufacturing and assembly processes, product performance and effective sales and marketing. The Company has only recently begun to undertake to market certain of the Company's more developed technologies.

VI.  EFFECT OF GOVERNMENTAL AND ENVIRONMENTAL PROTECTION REGULATIONS

The Company may be subject to material federal, state or foreign environmental laws. If full commercial use of BioOil in power generation, heat and other applications commences, the Company believes that it may become subject to various federal, local and foreign laws and regulations pertaining to the discharge of material into the environment, the use of biological waste products as feedstock, and otherwise relating to the protection of the environment. The Company believes that it will be able to fully comply in all material aspects with all such laws and regulations to the extent that they be deemed applicable to the Company's product with only limited resources expected to be required by the Company in so complying.

The Company believes that the environmental regulations currently imposed upon the targeted consumers of the Company's primary technologies are likely to be maintained if not expanded upon for the foreseeable future. The Company believes that the imposition of such regulations upon these targeted customers will provide significant assistance to the Company's ability to sell its products. Any stringent environmental protection laws enacted in an area in which a targeted customer is located could further enhance the Company's ability to attract customers to use these products.

VII. RESEARCH AND DEVELOPMENT

As of the end of 2001, the Company had expended on a cumulative basis $7,713,800 on research and development. Of this amount, $2,359,931 was sponsored by customer and government funding as of December 31, 2001. In addition to outsourcing certain research and development activities to its strategic partner Resource Transforms International, eleven full time employees were engaged in research and development activities as at December 31, 2001. At the end of 2000 and 1999, $7,028,905 and $6,497,383 had been expended cumulatively on research and development of which $2,299,264 for 2000 and $2,014,275 for 1999 was sponsored by customer and government funding.

During 2002, the Company expects to continue to test various feedstock materials to optimize the preparation of feedstock materials and the production of BioOil from such materials. Results of these various tests are expected to facilitate the optimization of design and engineering of future BioOil plants. Research and development in 2002 will also focus on adding value to and optimizing the applications of BioOil and char.

VIII. NUMBER OF EMPLOYEES

As at December 31, 2001, the Company employed 46 persons including full-time and a varying number of part-time employees, depending on project development stages. Full-time employees include individuals with consulting agreements who provide full-time service to the Company. The Company considers its relations with its employees to be good.

RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, prospects and or the market price of our common shares. This Risk Factors section is written in accordance with U.S. Securities and Exchange Commission's "plain English" guidelines. In this section, the words "we," "us," "our" and "ours" refer only to the Company and its subsidiaries and not any other person.

RISKS RELATED TO OUR OPERATIONS

WE HAVE INCURRED NET LOSSES SINCE COMMENCING BUSINESS AND EXPECT FUTURE LOSSES

We have had limited revenues to date and have not shown a profit since inception. The Company had a net loss of $6,838,264 for the year ended December 31, 2001 as well as a net loss of $4,756,873 for the year ended December 31, 2000. We expect to show a substantial net loss for the year ended 2002. We do not expect revenues to increase in any significant way until we have successfully established commercial BioOil operations. Accordingly, we may not be able to operate profitably on a consistent basis, if at all.

WE HAVE LIMITED FINANCIAL AND MANAGEMENT RESOURCES TO PURSUE OUR GROWTH STRATEGY

Our growth strategy may place a significant strain on our management, operational and financial resources. We have limited cash flow from operations and continue to seek additional capital. We will likely have to obtain additional capital either through debt or equity financing to continue our research and development strategies. There can be no assurance, however, that we will be able to obtain such financing on terms acceptable to the Company. If adequate funds are not available when needed, we may be required to delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of our products or research and development programs.

If we raise additional funds through the issuance of equity or convertible securities, these new securities may contain certain rights, preferences or privileges that are senior to those of our Common Shares. Additionally, the percentage of ownership of the Company held by existing shareholders will be reduced.

WE MUST DEVELOP AND EXPAND OUR SALES AND MARKETING CAPABILITIES

Our sales and marketing experience is very limited. We will be required to further develop our marketing and sales force in order to effectively demonstrate the advantages of our technology over more traditional technology, as well as other competitors' technology. We may not be able to establish adequate sales and distribution capabilities, and there is no guarantee that our sales and marketing experience will be successful. We presently have only a limited customer base purchasing our technologies. The loss of any one of these customers would have a material adverse effect on our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY PROTECT OUR PROPRIETARY RIGHTS

Patents and other intellectual property are a critical aspect of the present operation and future success of our business. Policing unauthorized use of our proprietary technologies and other intellectual rights could entail significant expense and could be difficult or impossible, particularly given that the laws of some countries afford little or no effective protection of our intellectual property. Given the nature of our business, third parties may bring claims of copyright, patent or trademark infringement against us. Further, third parties may claim that we have misappropriated their creative ideas or otherwise infringed on their proprietary rights in connection with our technologies. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing agreements or prevent us from using important technologies or methods.

OUR TECHNOLOGY HAS NOT YET BEEN COMMERCIALIZED

To date, our technology has been tested only at a pre-commercial scale. Full commercialization may expose operational flaws and unanticipated costs that may inhibit market acceptance.

OUR MARKET IS VERY COMPETITIVE

The markets for our products and technologies are traditionally highly competitive, and other providers of products and technologies have various advantages and disadvantages in competition with ours. Many of our competitors have established long-standing relationships with power generation companies, utilities, manufacturers and others that we view as potential customers. Most competitors also have substantially greater access to capital and technical resources than we do and may therefore have a significant competitive advantage.

Our primary technologies face market acceptance barriers that do not affect already established technologies. To date, our primary technologies and products have gained only limited market acceptance and have generated limited revenues.

WE MAY BE SUBJECT TO HAZARDOUS WASTE LIABILITIES

BioOil and some its derivative products may be deemed to be hazardous wastes for which a liability may be imposed upon us should any contamination from improper storage or handling occur. Liability costs associated with environmental cleanups of contaminated sites historically have been very high as have been the level of fines imposed by regularity authorities upon parties deemed to be responsible for environmental contamination. At present, we do not maintain any insurance coverage to insure against such liabilities that might arise should any contamination occur and for which we may be found liable, potentially liable or a responsible party. We may not be able to obtain insurance protection from such liabilities if they should ever arise. If contamination should take place for which we are deemed to be liable, potentially liable or a responsible party, the resulting costs could have a material effect on our business.

RISKS RELATED TO OUR COMMON SHARES

A SUBSTANTIAL AMOUNT OF OUR COMMON SHARES ARE HELD BY FEW SHAREHOLDERS

As of March 22, 2002, China Energy Holdings, Ltd., owned 7,000,000 shares of the Company's Common Shares, representing approximately 16.07% of the issued and outstanding shares. Similarly, on such date Neoventi Technology Corporation, a company partially controlled by two of our directors, beneficially owned 2,094,538 shares of the Company's Common Shares, representing approximately 4.8% of the issued and outstanding shares. Consequently, these stockholders, if they act together, would be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of the Company, even when a change may be in the best interests of our stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders.

THE ABILITY TO TRADE THE COMPANY'S STOCK MAY BE LIMITED

Shares of the Company's Common Shares currently trade only upon the Over-the-Counter Bulletin Board market. This may not provide the same liquidity for the trading of securities as the Nasdaq. Because our shares are not listed on Nasdaq or any exchange, the Company's stock presently comes within the definition of a "penny stock" as defined in the Securities Exchange Act of 1934 and the rules under that Act.

Generally, the penny stock rules require a broker-dealer, before a transaction in a penny stock to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Therefore, investors may find it more difficult to sell their shares.

OUR STOCK'S TRADING PRICE MAY BE SUBJECT TO MARKET VOLATILITY

In recent years, the stock market in general, and the prices of stock of technology companies including our own, have experienced extreme price fluctuations, sometimes without regard to the fundamentals of the particular company. These broad market and industry fluctuations may adversely affect the market price of our Common Shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that reflect our current expectations about our future results, performance, prospects and opportunities. Where possible, the forward-looking statements are identified by words such as "believes," "anticipates," "plans," "expects," "seeks," "estimates," "intends," "may," "will," and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterization of future events or circumstances are forward-looking statements. The forward-looking statements are subject to significant risks, uncertainties and other factors including those identified in the "Risk Factors" section of this Form 10-K, which may cause actual results to differ materially from those expressed in or implied by, these statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this report or for any other reason.

ITEM 2. PROPERTIES

The Company's facilities are leased. The Company's corporate headquarters are located in a business park complex in Vancouver, BC, Canada with approximately 7,200 square feet of office space

The Company has also leased approximately 7,000 square feet of premises at British Columbia Research, Inc. for its research and development team and its newly constructed 10 tpd day BioOil demonstration plant.

DynaPower, Inc., a wholly owned subsidiary of the Company, has its headquarters located beside the corporate offices in Vancouver occupying approximately 700 square feet of office space.

DynaMotive Europe Limited, one of the Company's wholly owned subsidiaries conducts its operations in Central London from leased offices to better serve its corporate needs.

As of December 31, 2001, the Company's average monthly premise and equipment lease obligations for all locations totaled approximately $33,230 per month. As part of a credit facility agreement, the Company has provided the Bank of Nova Scotia a lien on all present and future properties.

ITEM 3. LEGAL PROCEEDINGS

The Company was named a party to a legal proceeding in 2000, filed by HPG Research Ltd., a British Columbia company, in the Supreme Court of British Columbia, for an alleged breach of a Royalty Agreement, executed between the Company and HPG in 1993. The plaintiff is claiming damages equal to a percentage of DynaPower sales. The parties agreed to proceed to arbitration under the Commercial Arbitration Act of British Columbia and are in the process of finding a suitable arbitrator for this matter. No arbitrator has been appointed as at the end of December 2001. The Company intends to contest this claim vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, no matters were submitted to a vote of the security holders of the Registrant.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DynaMotive Energy Systems Corporation's Common Shares is traded on the Over the Counter Bulletin Board (OTC BB) under the symbol DYMTF.OB. The Registrant estimates that as at December 31, 2001 there were approximately 409 shareholders of record of the Company's Common Shares. The closing market sales price on the OTC BB for the Company's Common Shares on April 12, 2002 was $0.40 per share. The following table shows the market range for the Company's Common Shares based on the reported bid quotations during 2000 and 2001 as reported by Nasdaq and
Yahoo:

                                      BID
                                 -------------
                                 High     Low
                                 -------------

2001   First Quarter             $1.56   $0.71
       Second Quarter             1.26    0.81
       Third Quarter              0.90    0.53
       Fourth Quarter             0.70    0.50

                                 High     Low
                                 -------------

2000   First Quarter             $2.63   $0.28
       Second Quarter             2.44    1.00
       Third Quarter              2.25    1.63
       Fourth Quarter             1.97    0.69

* The quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The Company has never declared or paid cash dividends on its Common Shares. The Company currently intends to retain its earnings, if any, to provide funds for the operation and expansion of its business and, therefore, does not anticipate declaring or paying cash dividends in the foreseeable future.

There are no Canadian laws, decrees or regulations applicable to the Company that restrict the export or import of capital or that affect the remittance of dividends or other payments, if any, to non-resident holders of the Company's Common Shares, other than British Columbia corporate laws which restrict the company from paying dividends where the Company is or as a result of paying the dividend will become insolvent. The Canada-U.S. Income Tax Convention (1980), as amended, provides that the normal 25% withholding tax rate is reduced to 15% on dividends paid on shares of a corporation resident in Canada to residents of the United States, and also provides for a further reduction of this rate to 5% where the beneficial owner of the dividends is a corporation which is a resident of the United States and which owns at least 10% of the voting shares of the corporation paying the dividend.

The Company is a Province of British Columbia, Canada, corporation. There is no law or governmental decree or regulation in Canada that restricts the export or import of capital, or affects the remittance of dividends, interest or other payments to a non-resident holder of its Common Shares, other than withholding tax requirements and British Columbia corporate laws which restrict the Company from paying dividends where the Company is or as a result of paying the dividend will become, insolvent.

During the fourth quarter of 2001, the Company closed the final tranche of its August 2001 private placement financing of equity units for aggregate proceeds of $798,636, including $725,000 in cash and $73,636 in cancellation of consulting fees payable by the Company. $650,000 of the total proceeds were received in an offering of equity units priced at $0.55 per unit consisting of one common share of the Company and one warrant to purchase one half of a common share at $0.90 for a term of six months and one warrant to purchase one half of a common share at $1.50 for a three year term. The warrants are subject to acceleration under certain circumstances. The balance of $125,000 was raised by the sale of 300,000 Common Shares at $0.40 and $0.45 per share. A total of 1,481,817 Common Shares and 1,181,817 warrants were issued in these two offerings.

During the fourth quarter of 2001, the Company commenced an equity financing of up to $1.25 million, payable in five equal installments at an offering price equal to the higher of $0.40 per subscribed share or 75% of the arithmetical average of the closing price of the Company's Common Shares over the five trading days ending immediately prior to the commitment date, up to a maximum of $0.50 per share. The Company received subscription commitments of $1.2 million, and as at December 31, 2001, $542,948 had been received, including $479,026 in cash and $63,922 in cancellation of consulting fees payable by the Company.

The offers and sales of securities in the August 2001 financing described above to R. Andrew Kingston, President and Chief Executive Officer of the Company, and James Acheson, Chief Operating Officer of a subsidiary of the Company, were made to Accredited Investors as defined under Regulation D promulgated under the Securities Act of 1933, as amended, and are therefore exempt from United States registration requirements pursuant to Regulation D. Mr. Kingston purchased 60,606 shares and 60,606 warrants for consideration of $33,333. Mr. Acheson purchased 63,636 shares and 63,636 warrants for consideration of $35,000. The offers and sales of securities to all other investors in both the private placement financings discussed above were made to investors who were not U.S. Persons as defined under Regulation S promulgated under the Securities Act, and were therefore exempt from United States registration requirements pursuant to Regulation S. There were no underwriters in connection with any of these offers and sales.

In December 2001, the Company initiated an offer to all holders of the Company's outstanding warrants to purchase common shares, offering to reduce the exercise price of such warrants to $0.70 per common share in exchange for a corresponding reduction in the number of shares for which such warrants could be exercised. The remaining terms of the original warrants remained unchanged. (see note 11[g] to the consolidated financial statements for details).

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Except as otherwise indicated, the following selected financial data have been prepared in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 20 of the company's audited financial statements.

                                                    Fiscal Year

Results of operations:             2001      2000      1999      1998      1997
                                  -------   -------   -------   -------   -------

Revenue                           $   631   $   908   $ 1,260   $ 1,562   $ 1,396

Interest expense and other           (174)      (27)       (4)       (3)       (7)

Net loss per Canadian GAAP         (6,838)   (4,757)   (2,445)   (2,906)   (2,203)

Loss per share, Canadian GAAP       (0.18)    (0.15)    (0.12)    (0.22)    (0.20)

Net loss per US GAAP               (6,603)   (6,103)   (2,638)   (3,449)   (2,556)

Loss per share, US GAAP             (0.18)    (0.19)    (0.13)    (0.29)    (0.27)

Financial position at year-end:

Total assets                      $ 6,454   $ 4,469   $ 2,312   $ 3,485   $ 3,462

Total liabilities                   5,020       898       893     2,362     1,158

Shareholders' equity, Cdn GAAP      1,435     3,571     1,420     1,123     2,304

Shareholders' equity, US GAAP       1,278     3,492     1,340     1,053     2,246

Common Shares issued               40,942    35,851    24,617    14,801    12,273

During 2001, significant impacts to results of operations and comparability of results of operations in 2001 versus 2000 occurred principally due to the announced divestiture of the Company's DynaPower subsidiary and the simultaneous decline in industrial wire cleaning activity which affected the DynaPower subsidiary; and due to the Company's April 2001 acquistion of Border BioFuels Ltd. The announced DynaPower divestiture, as described in Item 7, Results of Operations, caused the Company to focus on its BioOil related activities and thus DynaPower revenues declined as a result of this decision. Additionally, DynaPower related revenues were also negatively affected by a decline in the industrial wire cleaning sector, thus generating lower revenues in 2001 versus 2000. The acquisition of Border Biofuels during 2001, while adding revenues to the Company, caused the majority of the increase in expenditures the Company experienced in 2001 versus 2000. Further description of the effects on results of operations of the Border BioFuels acquisition are set forth in Item 7, Results Of Operations. The impact of the Border Biofuels acquisition affects the comparability of the Company's results of operations in 2001 to prior years.

During 2001, significant impacts to the Company's financial position and comparability of its financial position in 2001 versus 2000 occurred principally due to the Company's April, 2001 acquistion of Border BioFuels Ltd. The acquisition provided the majority of the increase in Total Assets during the year as described in Item 7, Results Of Operations. Accordingly, the acquisition also provided the majority of the increase in Total Liabilities during the year as further described in Item 7, Results of Operations. The impact of the Border Biofuels acquisition affects the comparability of the Company's financial position in 2001 to prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains statements of a forward-looking nature relating to future events or our future performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in or implied by, any forward-looking statements, including those set forth in "Risk Factors." See "Cautionary Note Regarding Forward-Looking Statements".

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

The company's financial statements have been prepared in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 20 of the Company's consolidated financial statements. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Unless otherwise indicated, all dollar amounts are disclosed in US dollars.

CRITICAL ACCOUNTING POLICIES

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

Revenue from services contracts is recognized when the services are provided.

GOVERNMENT ASSISTANCE AND INVESTMENT TAX CREDITS

Government assistance towards current expenses is included in the determination of income for the period as a reduction of the expenses to which it relates. Amounts received for future expenditures are recorded as a current liability. Government assistance towards the acquisition of capital assets is deducted from the cost of the related capital assets.

Government assistance received, in relation to the acquisition of capital assets or capital assets under construction, on behalf of third parties but not repayable to such third parties is recorded as a deferred credit and will be amortized over the useful life of the respective asset beginning at the end of commissioning of such assets.

Investment tax credits are accounted for under the cost reduction method whereby they are netted against the expense or capital asset to which they relate.

Investment tax credits are recorded when the Company has incurred the qualifying expenditures and there is reasonable assurance the tax credits will be realized (please refer to note 17 in the consolidated financial statements for more details regarding government assistance).

RESEARCH AND DEVELOPMENT COSTS

Research costs are expensed in the year incurred. Development costs are expensed in the year incurred unless the Company believes the development project meets Canadian generally accepted accounting criteria for deferral and amortization. In evaluating these criteria the Company considers technological feasibility to be established only when a product demonstrates it operates under conditions, which are acceptable to target customers.

If management determines that the development of products to which such costs have been capitalized is not reasonably certain, or that costs exceed recoverable value, such costs are charged to operations.

CAPITAL ASSETS UNDER CONSTRUCTION

The Company expenses all preliminary stage costs, including costs related to the consideration of alternatives, feasibility studies, and activities occurring prior to the decision to proceed with the project, incurred with respect to a potential capital project until the capital project meets the Company's capitalization policy and is considered a capital asset under construction. The Company begins to capitalize costs for capital assets under construction when it has determined that it is more likely than not that the financing for the capital project is available and it is more likely than not that the Company will be able to meet the requisite local and other governmental regulations to develop the capital project.

For those capital projects that meet the Company's capitalization policy, the Company capitalizes incremental costs that are directly identifiable with the specific capital project until the capital project is substantially complete and ready for its intended use. Financing costs, including interest, are capitalized when they arise from indebtedness incurred, directly or indirectly, to finance the construction of the capital project. Capitalization of financing costs will cease when a capital project is considered to be substantially complete and ready for its intended use.

Annually, or more frequently as circumstances require, the Company performs periodic evaluations to assess the recoverability of its capital assets under construction.

STOCK BASED COMPENSATION

The Company has two stock based compensation plans - a stock appreciation rights
(SAR) plan and a stock option plan for directors, employees and others, which are described in note 11 to the consolidated financial statements. Under the terms of the stock option plan the Company may grant fixed options or options whose vesting is contingent on future performance. No compensation is recognized when SAR's and fixed or performance based stock options are granted to employees and directors.

The Company has a compensation arrangement with several officers of the Company whereby the officers receive a fixed number of common shares per month. The Company records compensation expense monthly based on the month-end quoted market price of the Company's stock.

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

The Company may also issue stock options and warrants as consideration for services rendered by non-employees. Such equity awards are recorded at their fair value, as compensation expense or capitalized to capital assets under construction when the Company receives the related services and the equity awards vest. No compensation is recognized in connection with options and warrants awarded in connection with private placements, since the share issue costs are netted against the proceeds raised.

If shares or stock options are repurchased, the excess of the consideration paid over the carrying value of the shares or stock options cancelled is charged to contributed surplus or deficit.

RESULTS OF OPERATIONS

For the year ended December 31, 2001, the Company's total revenues decreased to $631,406 from revenues of

$907,744 generated in the year 2000. Revenues for 2001 include $357,047 due to the acquistion of Border BioFuels Ltd. on April 6, 2001. Revenues for 2001 were lower than for 2000 primarily due to a decline in commercial sales of its DynaPower(R) metal cleaning systems and to general economic weakness that affected demand for its DynaPower systems. Total revenues in 1999 were $1,259,668. The decline of revenues in 2000 compared to 1999 was due mainly to a decline in sales of commercial DynaPower units due to a decline in the industrial wire sector.

In May 2001, the Company announced that it intends to focus exclusively in the bioenergy field and on the development of BioOil and derivative products and that it intended to divest its acid free industrial metal cleaning system for wire manufacturing operated by its subsidiary, DynaPower, Inc., and had entered into a Letter of Intent with DynaPower management for a potential Management Buyout of that subsidiary. As a result, the Company generated limited commercial sales for its DynaPower(R) systems. The spin-off of DynaPower to DynaPower management was concluded on April 11, 2002. The Company will continue to receive royalty income with respect to certain DynaPower patents.

The overall cost of sales in 2001 increased to $529,532 from $442,848 in 2000 resulting in a gross margin of 16.2% for 2001 as compared to 51.2% for 2000. The decrease in overall gross margins for 2001 was due to a significant reduction in sales margins and lower unit sales at the Company's DynaPower business unit and due to lower margins in the Company's newly acquired Border Biofuels subsidiary in the UK. The cost of sales in 1999 amounted to $978,136 representing a gross margin of 22.3%. Gross margins in 2000 were higher than 1999 due to a high margin realized from the increased selling price of actuator units and the practice of contracting out the manufacture of the DynaPower units.

For the years 2001, 2000 and 1999, the Company had expended on an annual basis $684,895, $531,522 and $519,380 respectively, on research and development. Of these amounts, $60,667, $284,989 and $120,041 respectively, were sponsored by government funding. The remainder of the respective annual expenditures were Company sponsored. The Company expects to be able to draw significantly from government grant and loan facilities, including the Government of Canada's Technology Partnerships Canada program both for expenditures made in 2001 and technical and project related expenditures in 2002 and 2003. The Company's agreement with Technology Partnerships Canada pertains to maximum funding of C$8.235 million, of which C$2.64 million has been received as of year end 2001.

General and administrative salaries and benefits increased to $1,649,183 in 2001 from $1,331,219 in 2000. The increase in 2001 was mainly due to replacing certain consultants with permanent personnel in the BioOil unit which was offset to some degree by reduced staffing relating to the impending sale of DynaPower and the Company's singular focus on its BioTherm(TM) technology during the year. The DynaPower reorganization resulted in the elimination of majority of DynaPower related staff positions and a significant reduction in DynaPower related marketing and research and development activities during the year. General and administrative salaries and benefits increased to $1,331,219 in 2000 from $917,805 in 1999. This increase was mainly due to payments of board compensation, staff compensation, staff bonuses, overtime settlements and consulting fees and was the direct result of increased activity in both BioOil related activities as well as DynaPower related acitivities.

Professional fees decreased to $1,975,619 in 2001 from $2,238,846 in 2000. The decrease was due mainly to a reduction in consultants replaced with permanent staff and the non-renewal of certain consulting agreements. Professional fees in 2000 increased to $2,238,846 from $357,795 from year 1999 due mainly to the additions to senior management of the Company to provide technical leadership for the BioOil unit and to develop and execute strategies for commercializing the BioOil technology.

Amortization and depreciation increased to $442,995 in 2001 from $312,204 in 2000 due to the addition of assets in the BioOil unit resulting mainly from the addition and commissioning of the 10 tpd BioOil plant in 2001. There was a minor increase in this category in 2000 to $312,204 from $292,684 in 1999.

Interest income decreased to $18,405 in 2001 from $130,898 in 2000 due to reduced cash resources and related investments. Interest income increased to $130,898 in 2000 from $25,126 in 1999 due to investment of funds realized from a private placement of $3.5 million completed in February 2000.

Interest expense increased in 2001 to $174,058 from $26,523 in 2000 due mainly to the purchase of Border BioFuels Limited. Note 10 to the Company's financial statements provides the details on bank indebtedness. Interest expense increased in 2000 to $26,523 from $4,020 in 1999 due to greater utilization of the Company's credit facility with its main banker (see note 10 (i) in the financial statements).

Marketing expense decreased slightly to $708,346 in 2001 from $723,390 in 2000 due to a reduction in the use of external assistance. Marketing expense increased in 2000 to $723,390 from $403,593 in 1999 due to the addition of personnel, including consulting assistance, to carry out market research and development of markets for products from the BioOil process.

Office supplies, telephone and insurance increased to $469,697 in 2001 from $288,956 in 2000 due to the purchase of Border BioFuels Limited. These same expenses increased in 2000 to $288,956 from $228,529 in 1999 due to the addition of personnel in the BioOil unit.

Rent for leased premises increased to $311,139 in 2001 from $206,914 in 2000 due to the purchase of Border Biofuels and a full year's rent for the office in London established in June 2000. Rent increased to $206,914 in 2000 from $132,816 in 1999 due to the expansion of the Company's BioOil facilities in Vancouver to accommodate the construction and operation of the 10tpd unit and establishment of a new office in London, U.K.

Currency exchange loss in 2001 amounted to $40,989 compared to a gain of $67,815 in 2000 due to the purchase of Border BioFuels Limited. The exchange gain increased in 2000 to $67,815 from $10,979 in 1999.

Loss on the write-down of long-term assets was $585,078 in 2001. No write-down occurred in 2000 or 1999. The DynaPower division assets totaling $175,037 were written-off as future recovery was uncertain and BioLime assets in the amount of $148,813 were written off because the Company's current focus is in the application of BioOil for energy and there are no immediate plans to further develop the BioLime technology.

Overall capital expenditures, net of government grants and disposal, used for developing and patenting the Company's technologies decreased to $1,288,973 in 2001 from $1,450,867 in 2000. A portion of the capital expenditures in the year 2000 was related to acquisition of patents in exchange for the Company's Common Shares. Capital expenditures on the Company's DynaPower technology decreased to $18,412 in 2001 from $111,557 in 2000. The decrease resulted from reduced activity in this division following the Company's announcement of its intent sell this division and focus on its BioTherm(TM) technology. Capital expenditures for the BioTherm(TM) technology increased to $1,225,304 in 2001 from $1,110,863 in 2000. The increase included capital expenditures for its BioOil Power Generation unit of $790,622 in 2001 related to development of a 100 tpd BioOil installation in the U.K. A majority of the decrease in the BioTherm(TM) capital expenditures was due to the completion of the majority of the construction of the 10 tpd demonstration plant in 2000, resulting in only limited capital expenditures being required in 2001 during commissioning of the facility. Capital expenditures for its BioOil Power Generation unit were $790,622 in 2001 related to the development of a 100 tpd BioOil installation in the U.K. This capital expenditure was made by the Company's 75% owned subsidiary, Border Biofuels Ltd., which was acquired in 2001.

Overall capital expenditures, net of government grants and disposal, for developing and patenting the Company's technologies increased to $1,450,867 in 2000 from $95,369 in 1999 due mainly to the expenditure of $1,110,863 on construction of the 10 tpd BioOil unit during 2000. Capital expenditures on developing the Company's DynaPower technology increased to $111,557 from $41,775 over the same year-to-year interval due to the construction of new demonstration equipment for marketing purposes and due to patent legal fees.

The Company's total assets increased to $6,454,399 at the end of 2001 from $4,469,120 at the end of 2000, due mainly to the purchase of Border BioFuels Ltd. in the U.K. Capital assets increased to $2,202,100 in 2001 from $1,526,369 in 2000 due to expenditures on the development of the 100 tpd BioOil plant. Also, the purchase of Border Biofuels Ltd. in 2001 resulted in the addition of power purchase agreements with the U.K. government (see note 4 to the consolidated financial statements) amounting to $3,497,552. Current Liabilities increased to $2,437,080 at the end of 2001 from $898,374 at the end of 2000 due almost entirely to an increase in bank debt and accounts payable and accrued liabilities of Border BioFuels Ltd. in the amounts of $1,627,000 and $1,250,000, respectively. Long-term liabilities were $2,582,556 at the end of 2001, there were no long-term liabilities at the end of 2000. The long-term liabilities are attributable solely to the acquisition of Border BioFuels Ltd.

During the year ended December 31, 2001, the Company recorded a net operating loss of $6,838,264 , compared to a net operating loss of $4,756,873 for the year 2000. The increase in operating loss in 2001 as compared to 2000 was primarily attributable to (i) an increase in cost of sales, (ii) an increase in professional fees, (iii) net loss from BBL, and (iv) the write-down of long-term assets. The net operating loss in 2001 reflected professional fees totaling $1,975,619, the majority of which, $1,591,381 were non-cash amounts paid in shares. The non-cash professional fees in 2000 were $1,906,884. During the year ended December 31, 1999, the Company recorded a net operating loss of $2,444,931. The increase in operating loss in 2000 as compared to 1999 is primarily attributable to (i) an increase in professional fees, (ii) an increase in financing costs, (iii) an increase in marketing costs, and (iv) an increase in general and administrative expenses.

The basic and diluted loss per common share increased to eighteen cents ($0.18) for the year 2001 from fifteen cents ($0.15) for the year 2000. The loss per common share for the year 1999 was twelve cents ($0.12). The increase in basic and diluted loss per share for 2001 and 2000 was due to both the increase in the loss for each year and the increase in the weighted average number of Common Shares outstanding from 21,255,666 shares in 1999 to 32,707,858 in 2000 and 37,250,303 in 2001.

MAJOR TRANSACTIONS

In April 2001, the Company acquired 75% of the outstanding Common Shares of Border Biofuels Limited ("BBL"), a United Kingdom Green Power project development company for a nominal cash consideration of $2 plus acquisition cost of $70,241.

The Company has the option to acquire the remaining 25% equity interest in BBL for $1,609,173 payable in DynaMotive stock at the greater of $3.00 per share or the prevailing market price. If the prevailing market price is less than $3.00 per share, the Company has the option to pay the difference in value in either cash or equity of the Company. In each fiscal period, the Company can acquire from the minority shareholders in BBL the number of shares having an aggregate share value equal to 25% of the profit of BBL

Furthermore, as part of the transaction, BBL restructured its bank indebtedness with the Bank of Scotland into an extended credit facility of $1,687,788, see (note 10[iii] to the consolidated financial statements). This extended credit facility will be repaid from profits generated by BBL. Further in connection with the acquisition, the Company provided a guarantee of $290,300 to the Bank of Scotland in relation to an overdraft facility which was also restructured at acquisition (note 10[a][ii] to the consolidated financial statements).

BBL also has an extended credit facility agreement with the Bank of Scotland for a maximum of $1,687,788. The principal amount must be repaid together with accrued interest by March 30, 2004 or earlier from audited available profits, as defined by the terms of the facility, generated in BBL and its subsidiaries prepared in accordance with UK GAAP. Amounts repaid may not be redrawn.

Interest is charged at the bank's base rate (currently 4%) plus 3% and will accrue on a daily basis throughout the duration of the term of the facility. The interest is payable on the earlier of the March 30, 2004 or date of demand, repayment or termination of the facility. Accrued interest of $121,520 is included in current liabilities.

The Company has provided the following security:

     (a)  Floating charges on BBL and its subsidiaries
     (b) Assignment of key man life insurance policies on certain directors and officers of BBL
     (c)  Guarantees by BBL and its subsidiaries
     (d)  Liens on tangible assets held by Dynamotive Europe Ltd.

As of December 31, 2001, $1,665,788 has been drawn down on the credit facility. The fair market value of the loan on December 31, 2001 approximates its carrying value because it bears a current market interest rate.

Covenants under the credit facility include, among others, a requirement for the BBL to obtain written consent prior to declaring dividends, significantly changing ownership control, committing to mergers, acquisitions, or changes in BBL's principal line of business, changing the auditors, or providing other guarantees or entering contingent liabilities or further encumbering assets.

In addition, six Directors of BBL were owed an aggregate of (pound)112,208 (approximately US$162,870) as at the date of the acquisition; this amount is payable, without interest, on condition that BBL attains net positive profit after deduction of accumulated liabilities and may be converted into DynaMotive shares at the higher of $3.00 per share or the average share price, as set out in the acquisition agreement. This debt will be repaid from profits generated by BBL and has no recourse, other than the aforementioned (pound)200,000 (approximately US$290,300) guarantee, to DynaMotive Energy Systems Corporation or DynaMotive Europe Ltd.

The Company's subsidiary, BBL has a loan agreement with two of its directors totaling $323,780. The loan agreement expires six months after repayment. The loan bears interest at annual LIBOR rate plus 3.5% calculated monthly. The loan, is repayable upon BBL achieving positive relevant profit under UK GAAP. Relevant profit is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time.

In May 2001, DynaMotive entered into a strategic alliance agreement with a major South American based engineering firm, Tecna SA to develop commercial energy systems based on DynaMotive's pyrolysis technology. The agreement provides for an investment by Tecna in the equity of DynaMotive along with a commitment by Tecna to provide large scale technical support. The alliance also contemplates establishment of a joint technical committee for the scale-up integration and construction supervision of projects worldwide. In addition to cash invested by Tecna and Tecna partners, the services to be provided by Tecna have an estimated fair market value of $580,000 based on standard Tecna billing rates and are payable by the Company by the issuance of 425,000 Common Shares and warrants to purchase 212,500 Common Shares exercisable at $1.50 per common share (adjusted for market prices annually) and the payment of $240,000 in cash.

In October 2001, the Company entered into a strategic alliance agreement with EcoSecurities Inc., an environmental investment and advisory firm that specializes in services to facilitate innovative environmental finance solutions for renewable energy and other environmentally sustainable processes. The agreement provides for a commitment from EcoSecurities to develop traditional and innovative, environmental finance strategies to assist DynaMotive in creating value for its greenhouse-gas-neutral, renewable biomass energy technology. The alliance also contemplates the quantification and transacting of emissions reductions from the Company's projects worldwide. Commencing October 1, 2001, the services to be provided by EcoSecurities have an estimated fair market value of $385,000 per annum based on standard EcoSecurities billing rates. The aggregate amounts are payable in the Company's Common Shares for a total of 313,333 Common Shares and 156,666 warrants exercisable at the higher of $1.50 per common share or 50% of the established value for the Common Shares for the relevant period, and the payment of $150,000 in cash. The agreement also contemplates that EcoSecurities may draw on its client base to raise corporate equity and project specific funds for the Company on a best efforts and non-exclusive basis; EcoSecurities would be paid certain fees (similar to industry standards) based on the funds actually raised.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity during the year ended December 31, 2001 were (i) $1,995,094 in net proceeds ($2,012,273 gross) after deducting related issue costs and expenses from private placement offerings of the Company's Common Shares and the exercise of Common Share options for cash, (ii) $631,406 in sales revenues generated by the Company, (iii) $497,053 increase in other long term liabilities resulting from the acquisition of Border Biofuels Ltd., (iv) $479,026 in deposits for Common Shares to be issued in 2002 pursuant to private placement offerings commenced in 2002 and (v) government grants for research and development in the amount of $827,032.

For the previous year ended December 31, 2000, the principal sources of liquidity were, (i) $4,503,491 in net proceeds ($4,528,129 gross) after deducting related issue costs and expenses from private placement offerings of the Company's Common Shares and Common Shares options exercised for cash; and
(ii) $907,744 in sales revenues generated by the Company. For the previous year ended December 31, 1999, the principal sources of liquidity were,

(i) $2,644,456 in net proceeds ($3,095,733 gross) after deducting related issue costs and expenses from private placement offerings of the Company's convertible debentures and exercise of stock options for cash; and (ii) $1,259,668 in sales revenues generated by the Company.

Overall cash flows decreased during 2001 as the Company invested in capital assets and raised a lesser amount in equity offerings than during 2000. During the year ended December 31, 2001, the Company used cash in operating activities and in investing activities of $2,778,748 and $1,343,916 respectively, and generated cash from financing activities of $3,110,441.

During the previous year ended December 31, 2000, the Company used cash in operating activities and in investing activities of $2,450,338 and $1,163,915 respectively, and generated cash from financing activities of $4,546,876. During the year ended December 31, 1999, the Company used cash in operating activities and in investing activities of $2,021,178 and $95,369 respectively, and generated cash from financing activities of $1,128,107.

The net amount of cash used in operating activities during 2001 increased 13% from 2000. Cash used in operating activities consisted primarily of a net loss for 2001 of $6,838,264 that was significantly offset by (i) amortization of non-cash items in the sum of $442,995, (ii) non-cash equity compensation expenses, $2,107,595, (iii) write down of capital assets of $585,078, and (iv) net change in non-cash working capital balances related to operations of $976,203.

The net amount of cash used in operating activities during 2000 increased 21% from 1999, which consisted primarily of a net loss for 2000 of $4,756,873 significantly offset by (i) amortization of non-cash items in the sum of $312,204; and (ii) non-cash equity compensation expenses of $2,215,220. Financing activities during 2001 generated a net increase in cash of $3,110,441, primarily from the Company's private placements of Common Shares. Financing activities in 2000 generated a net cash increase of $4,546,876, primarily from the Company's private placements of Common Shares. Financing activities in 1999 generated a net cash increase of $1,128,107, primarily from the Company's private placements for Common Shares net of the complete repayment of the Company's previously issued convertible debentures.

Investing activities in 2001 resulted in use of cash, net of grants and disposal, in the amount of $1,343,916 most of which, $1,257,784 was incurred in the acquisition of capital assets, $70,243 was incurred for professional fees in the acquisition of Border Biofuels Ltd., and $31,189 was expended on patents offset by proceeds of $15,300 on the sale of equipment. Investing activities in 2000 resulted in use of cash, net of grants and disposal, in the amount of $1,163,915 that consisted of $1,123,873 incurred in the acquisition of capital assets and $40,042 in filing and maintenance of patents. Investing activities in 1999 resulted in use of cash, net of grants and disposal, in the amount of $95,369 consisting of $79,808 incurred in the acquisition of capital assets and $22,714 expended on patents offset by proceeds of $7,153 on sale of equipment.

During the first quarter of 2001, the Company closed a private placement financing of its Common Shares for a total of $500,695 at a share price of $1.20 per share. Subscribers to the funding also received a warrant to purchase one-fifth of a share of Common Shares for each share of Common Shares purchased in the offering. The warrants have a two-year term, subject to accelerated termination under certain circumstances and are exercisable at a share price equal to $2.00. A total of 417,246 shares and 83,448 warrants were issued in this offering.

During the third quarter of 2001, the Company closed the final tranche of the May 2001 private placement financing of equity units and raised total proceeds of $831,000, including $645,000 in cash and cancellation of $186,000 in consulting fees payable by the Company. Each equity unit sold for $0.80 and consisted of one common share of the Company and one warrant to purchase one half of a common share. The warrants have a two-year term, subject to acceleration under certain circumstances, and are exercisable at a per share price equal to $1.50. A total of 1,038,749 Common Shares and 519,375 warrants were issued in this offering.

During the fourth quarter of 2001, the Company closed the final tranche of the August 2001 private placement financing of equity units for aggregate proceeds of $798,636, including $725,000 in cash and the cancellation of $73,636 consulting fees payable by the Company. $650,000 of the total proceeds were received in an offering of equity units priced at $0.55 per unit consisting of one common share of the Company and one warrant to purchase one-half of a common share at $0.90 for a term of six months and one warrant to purchase one half of a common share at $1.50 for a three year term. The warrants are subject to acceleration under certain circumstances. The balance of $125,000 was raised by the sale of 300,000 Common Shares at $0.40 and $0.45 per share. A total of 1,481,817 Common Shares and 1,181,817 warrants were issued in these two offerings.

During the fourth quarter of 2001, the Company commenced an equity financing of up to $1.25 million, payable in five equal installments at an offering price equal to the higher of $0.40 per subscribed share or 75% of the arithmetical average of the closing price of the Company's Common Shares over the five trading days ending immediately prior to the commitment date, up to a maximum of $0.50 per share. The Company received subscription commitments of $1.2 million, and as at December 31, 2001, $542,003 had been received, including $479,026 in cash and through cancellation of $63,922 consulting fees payable by the Company.

In December 2001, the Company initiated an offer to all holders of the Company's outstanding warrants to purchase common shares, offering to reduce the exercise price of such warrants to $0.70 per common share in exchange for a corresponding reduction in the number of shares for which such warrants could be exercised. The remaining terms of the original warrants remained unchanged. (see note 11[g] to the consolidated financial statements for details).

In total, the Company completed five private placements in 2001 raising an aggregate of $2,113,151 from the sale of 2,937,812 shares of its Common Shares and warrants to purchase 1,784,640 Common Shares. During the year 2001, the Company received Government of Canada assistance commitments of $214,049 and assistance from the U.K. government of $612,983. Please refer to notes 2 and 17 to the consolidated financial statements. Also, the Company issued Common Shares and other equity instruments instead of cash for services provided by personnel, suppliers and consultants in 2001 totaling $1,322,303; a nominal increase from the year 2000 total of $1,075,452 (see note 11(j) to the consolidated financial statements for more details).

With the current cash on hand and anticipated sales revenue, the Company anticipates that it will require additional funding for its continued operations and the commercialization of its BioThermTM technologies throughout the year 2002. Given market conditions and other factors, there can be no guarantee that the Company will be successful in securing additional finance. If adequate funds are not available on acceptable terms when needed, the Company may be required to delay, scale-back or eliminate the manufacturing, marketing or sales of one or more of its products or research and development programs.

The Company's 2002 financing plan is structured to enable construction of the Company's first commercial scale BioOil manufacturing facilities. The core of the strategy surrounds market and project based equity financing that minimizes equity dilution while raising sufficient capital for operations and projects.

The Company expects to complete in April, 2002 a $1.25 million staged, equity private placement that was entered into in November 2001. A total of $848,500 has been received since the private placement commenced. Also a $500,000 private placement, where the offering period began in early February, is expected to culminate in April, 2002. The Company has received subscription funds of $276,000 with respect to this financing. In addition, in February 2002, the Company executed a subscription agreement with one of its core investors in the Company, Neoventi Technology Corporation, for a staged private placement totaling $1.6 million that commenced in March 2002. Subscription funds of $63,684 have been received by the Company since the funding commenced.

In addition to contemplated equity offerings, the Company expects to be able to draw significantly from government grant and loan facilities, including the Government of Canada'sTechnology Partnerships program both for expenditures made in 2001 and technical and project related expenditures in 2002. The Company expects to draw in 2002 a significant portion of the $3.5 million remaining in the TPC project funding. In addition, the Company expects to draw a significant portion of the $1.1 million funds remaining in the contribution agreement with the Department of Trade and Industry in the U.K.

The Company's funding plan for 2002 is structured so that equity placements explained above will maintain the operations for the next twelve months. Additionally, the Company contemplates a private placement and project finance strategy with EcoSecuties Ltd. which, with government contributions and other project funding is expected to fund the two commercial demonstration projects which are expected to commence construction during the second and third quarters in 2002. Any delay in securing the project funding for a project will delay the start of the construction of that project.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates and foreign currencies.

FOREIGN CURRENCY RISK

The Company has operations in Canada, the U.S. and the United Kingdom, and therefore the Company is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors.

The Company can be adversely affected when the Canadian currency appreciates. Management has the ability, to some extent, to time the exchange and enter into forward exchange contracts in an attempt to mitigate such risk. The Company's financial statements are reported in U.S. currency. When translating the Company's financial statements from Canadian dollars and British pounds to U.S. currency, depending on the prevailing exchange rate at the time, some of the impact from prior exchange transactions may be off-set. The extent of the Company's exposure depends on the degree of fluctuation in foreign currencies. Due to the nature of foreign currency exchange, the exact exposure is difficult to estimate.

The Company's sales and corresponding receivables are substantially in UK pounds sterling and U.S. dollars, while the majority of its expenses are in Canadian and U.S. dollars. The Company holds cash in both U.S., Canadian and U.K. funds, and exchanges from U.S. currency to Canadian and U.K. currency as necessary. Through operations in Canada, the U.S. and the UK, the Company incurs research and development and administrative expenses in Canadian dollars, U.S. dollars, UK pounds sterling and potentially other foreign currencies. The Company is exposed, in the normal course of business, to foreign currency risks on any non-Canadian dollar expenditures. The Company has evaluated its exposure to these risks and has determined that the only significant foreign currency exposure at this time is to the U.S. dollar and UK pound sterling; through receipt of proceeds of U.S. dollar denominated share offerings and through the operations of the Company's UK based subsidiary. At this time, the Company does not believe the exposure to other currency fluctuations is material.

The Company uses forward contracts to minimize the risks associated with transactions originating in U.S. dollars. The Company has not designated these forward contracts to be hedging instruments from accounting purposes.

In addition to the use of foreign exchange forward contracts noted above, from time to time the Company may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars for the next operating period, which is generally limited to six months or less.

As of December 31, 2001, the Company had sold forward a nominal amount of $390,500 of U.S. currency against Canadian dollar. The Company can close this contract at any time at its option either by delivering U.S.$390,500 against receipt of Canadian dollars, or by delivering or receiving Canadian dollars representing the difference in value of the current Canadian dollar/U.S. dollar exchange rate versus the rate of the forward agreement. During the year ended December 31, 2001, we recorded a foreign exchange gain of $40,989 compared to a loss of $67,815 in the prior year from the unhedged portion of our foreign currency exposure.

INTEREST RATE RISK

The Company invests its cash in a variety of short-term financial instruments, including bank deposits, commercial paper and money market instruments. Our portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. These investments are typically denominated in U.S. dollars. Cash balances in other foreign currencies are operating balances and are only invested in demand or short-term deposits of the local operating bank.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates.

The Company's investments are made in accordance with an investment policy approved by our Board of Directors. Under this policy, all short term investments must be made in investment grade securities with original maturities of less than one year at the time of acquisition.

The Company does not attempt to reduce or eliminate its investment exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the Company's investments. Based on a sensitivity analysis performed on the balances as of December 31, 2001, the fair value of short term investments would not be significantly impacted by either a 100 basis point increase or decrease in interest rates.

Both the Company and the Company's UK subsidiary have bank loans outstanding. The Company's Canadian bank loans are denominated in Canadian dollars and the Company's UK subsidiary's bank debts are denominated in UK pounds sterling.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                AUDITORS' REPORT

To the Shareholders of
DynaMotive Energy Systems Corporation
(formally DynaMotive Technologies Corporation)

We have audited the consolidated balance sheets of DynaMotive Energy Systems Corporation as at December 31, 2001 and 2000 and the consolidated statements of loss and deficit and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in accordance with Canadian generally accepted accounting principles . As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied, except for the change in the method of accounting for earnings per share, and income taxes as explained in note 3, on a consistent basis. As discussed in note 3 of the consolidated financial statements, the Company retroactively changed its accounting policy for earnings per share.


Vancouver, Canada,                                         /s/ Ernst & Young LLP
April 12, 2001.                                            Chartered Accountants

Comments by Auditor on Canada-United States Reporting Difference

United States reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 1 to the financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and United States generally accepted auditing standards, our report to the shareholders dated April 12, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditor's' report when these are adequately disclosed in the financial statements.


Vancouver, Canada,                                         /s/ Ernst & Young LLP
April 12, 2001.                                            Chartered Accountants

DynaMotive Energy Systems Corporation
Incorporated under the laws of British Columbia, Canada

                           CONSOLIDATED BALANCE SHEETS
                      (See Basis of Presentation - Note 1)

As at December 31                                                (in U.S. dollars)
                                                                2001          2000
                                                                  $             $
--------------------------------------------------------------------------------------
ASSETS [note 10]
Current
Cash and cash equivalents [note 5]                                61,541     1,095,715
Accounts receivable [note 16]                                    102,933       298,676
Government grants receivable [note 17]                                --       661,046
Inventory                                                         10,043        20,528
Prepaid expenses and deposits                                    193,351       136,848
--------------------------------------------------------------------------------------
Total current assets                                             367,868     2,212,813
--------------------------------------------------------------------------------------

Capital assets [note 6]                                        2,202,100     1,526,369
Power purchase agreements [note 4]                             3,497,552            --
Patents [note 7]                                                 386,879       729,938
--------------------------------------------------------------------------------------
TOTAL ASSETS                                                   6,454,399     4,469,120
======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness - short term [notes 4 and 10]                  694,646       233,520
Accounts payable and accrued liabilities [note 9]              1,690,453       560,906
Deferred Revenue                                                  51,981       103,948
--------------------------------------------------------------------------------------
Total current liabilities                                      2,437,080       898,374
--------------------------------------------------------------------------------------

Bank indebtedness - long term [notes 4 and 10]                 1,665,788            --
Amounts due to related parties [note 13(b)]                      323,780            --
Other long-term liabilities and deferred credits [note 18]       535,808            --
Minority interest [note 4]                                        57,180            --
--------------------------------------------------------------------------------------
Total liabilities                                              5,019,636       898,374
--------------------------------------------------------------------------------------

Commitments and contingencies [notes 1, 12, 13 and 17]
Shareholders' equity
Share capital  [note 11]                                      24,617,914    21,040,882
Shares to be issued [note 11(c)]                                 666,036       250,713
Convertible loan [notes 4 and 13(c) ]                            159,635            --
Contributed surplus [note 11(i)]                               2,283,650     1,584,997
Cumulative translation adjustment                               (519,424)     (371,062)
Deficit                                                      (25,773,048)  (18,934,784)
--------------------------------------------------------------------------------------
Total shareholders' equity                                     1,434,763     3,570,746
--------------------------------------------------------------------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                       6,454,399     4,469,120
======================================================================================

See accompanying notes
On behalf of the Board:   "Richard Lin"   "Andrew Kingston"
                             Director        Director

DynaMotive Energy Systems Corporation
Incorporated under the laws of British Columbia

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                      (See Basis of Presentation - Note 1)

Year ended December 31                                                     (in U.S. dollars)
                                                            2001          2000          1999
                                                              $             $             $
------------------------------------------------------------------------------------------------
REVENUE
Sales [note 16]                                              631,406       907,744     1,259,668
------------------------------------------------------------------------------------------------
                                                             631,406       907,744     1,259,668
------------------------------------------------------------------------------------------------

EXPENSES [note 13]
Cost of sales                                                529,532       442,848       978,136
Amortization and depreciation                                442,995       312,204       292,684
Interest expense [note 15]                                   174,058        26,523         4,020
Marketing [note 11(j)]                                       708,346       723,390       403,593
Office supplies, telephone and insurance                     469,697       288,956       228,529
Professional fees [note 11(j)]                             1,975,619     2,238,846       357,795
Royalties                                                      1,765        21,612        20,297
Rent [note 11(j)]                                            311,139       206,914       132,816
Research and development [notes 13d and 17]                  624,228       246,533       399,339
General and administrative salaries and benefits [note
11 (j)]                                                    1,649,183     1,331,215       917,805
Exchange (gain) loss                                          40,989       (67,815)      (10,979)
------------------------------------------------------------------------------------------------
                                                           6,927,551     5,771,226     3,724,035
------------------------------------------------------------------------------------------------
Loss from operations                                      (6,296,145)   (4,863,482)   (2,464,367)

OTHER REVENUE AND EXPENSES
Interest income                                               18,405       130,898        25,126
Gain (loss) on asset disposals                                 3,685       (24,289)       (5,690)
Loss on write-down long-term assets [notes 6 and 7]         (585,078)           --            --

Capital Tax expenses                                         (68,791)           --            --
------------------------------------------------------------------------------------------------
                                                            (631,779)      106,609        19,436
------------------------------------------------------------------------------------------------
Loss before minority interest                             (6,927,924)   (4,756,873)   (2,444,931)

Minority interest                                             89,660            --            --
------------------------------------------------------------------------------------------------
Loss for the year                                         (6,838,264)   (4,756,873)   (2,444,931)

Deficit, beginning of year                               (18,934,784)  (14,177,911)  (11,732,980)
------------------------------------------------------------------------------------------------
Deficit, end of year                                     (25,773,048)  (18,934,784)  (14,177,911)
================================================================================================

Weighted average number of common shares outstanding      37,250,303    32,707,858    21,255,666
================================================================================================
Basic and diluted loss per common share                        (0.18)        (0.15)        (0.12)
================================================================================================

See accompanying notes

DynaMotive Energy Systems Corporation
Incorporated under the laws of British Columbia

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (See Basis of Presentation - Note 1)

Year ended December 31                                                       (in U.S. dollars)
                                                                2001         2000         1999
                                                                  $            $            $
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year                                            (6,838,264)  (4,756,873)  (2,444,931)
Add items not involving cash:
   Amortization and depreciation                                442,995      312,204      292,684
   Minority interest                                            (89,660)          --           --
   Loss on write-down long-term assets                          585,078           --           --
   Stock based compensation [note 11 j]                       2,107,595    2,215,220      145,504
   Other                                                         37,305       24,289        5,690
Net change in non-cash working capital
   balances related to operations [note 15]                     976,203     (245,178)     (20,125)
-------------------------------------------------------------------------------------------------
Cash used in operating activities                            (2,778,748)  (2,450,338)  (2,021,178)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in bank indebtedness-short term                        139,268       78,511      154,969
Increase in other long-term liabilities & deferred credits      497,053           --           --
Repayment of loan                                                    --      (35,126)     (76,511)
Convertible debenture repaid                                         --           --   (1,594,807)
Share capital issued                                          1,995,094    4,503,491    2,644,456
Shares to be issued                                             479,026           --           --
-------------------------------------------------------------------------------------------------
Cash provided by financing activities                         3,110,441    4,546,876    1,128,107
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in patents costs                                       (31,189)     (40,042)     (22,714)
Purchase of capital assets (net of government grants)        (1,257,784)  (1,123,873)     (79,808)
Acquisition costs                                               (70,243)          --           --
Proceeds on sale of equipment                                    15,300           --        7,153
-------------------------------------------------------------------------------------------------
Cash used in investing activities                            (1,343,916)  (1,163,915)     (95,369)
-------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                         (21,951)     (60,677)      66,323
-------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents during
   the year                                                  (1,034,174)     871,946     (922,117)
Cash and cash equivalents, beginning of year                  1,095,715      223,769    1,145,886
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                           61,541    1,095,715      223,769
=================================================================================================

See accompanying notes

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

DynaMotive Energy Systems Corporation ("the Company") was incorporated on April 11, 1991 under the laws of the Province of British Columbia. The Company changed its name from Dynamotive Technologies Corporation on June 26, 2001. Since its inception the Company has been engaged in the process of commercializing several technologies that are in various stages of development.

The Company's primary focus is to commercialize its patented BioOil production technology and establish this technology as the worldwide industry standard for production of BioOil clean fuels. With the recent acquisition of Border Biofuels Limited ("BBL"), the Company will gain access to BioOil fuelled power purchase agreements in the United Kingdom ("UK") for a 15-year period. The Company has developed, patented, or acquired three primary technologies: (1) BioTherm(TM), a biomass-to-energy technology that converts low value forest waste and agricultural by-products into liquid BioOil, which can be used as a fuel or as a raw material for the production of various derivative products; (2) DynaPower(R), a metal cleaning process that does not involve the use of chemicals; and (3) actuator technologies used in both steel and aluminum welding. To date, the Company's principal revenues have been derived from the sales of the actuators, sales of DynaPower(R) systems for various customer applications, forest harvesting services and consulting services. The principal market for the Company's metal cleaning business is in the United States and Europe, while the principal market for near term BioOil related business is in the UK and Canada.

In May 2001, the Company announced its intention to divest its metal cleaning subsidiary, DynaPower, Inc. to focus all of its resources on its BioOil production technology. This divestiture was completed April 11, 2002 (note 8).

These financial statements have been prepared on the going concern basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of operations for the foreseeable future.

As at December 31, 2001, the Company has a working capital deficiency of $2,069,212, has incurred a net loss of $6,838,264 for the year-ended December 31, 2001, and has an accumulated deficit of $25,773,048.

The ability of the Company to continue as a going concern is uncertain and is dependent on achieving profitable operations, commercializing its BioTherm(TM) technology and continuing development of new technologies, the outcome of which cannot be predicted at this time. Accordingly, the Company will require, for the foreseeable future, ongoing capital infusions in order to continue its operations, fund its research and development activities, and ensure orderly realization of its assets at their carrying value. The consolidated financial statements do not reflect adjustments in carrying values and classifications of assets and liabilities that would be necessary should the Company not be able to continue in the normal course of operations.

The Company is not expected to be profitable during the ensuing twelve months and therefore must rely on securing additional funds from government sources and by the issuance of shares of the Company for cash consideration. The Company has received commitments from the Canadian and UK governments (note 17) and subsequent to the year-end, the Company has received a subscription agreement for up to $1.6 million in equity financing (note 21(b)).

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. A reconciliation of amounts presented in accordance with United States generally accepted accounting principles is detailed in (note 20).

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries DynaMotive Corporation, incorporated under the laws of Rhode Island, U.S.A.; DynaMotive Europe Limited (formerly known as DynaMotive Technologies (UK) Limited), incorporated under the laws of the United Kingdom; DynaMotive Canada Inc., federally incorporated under the laws of Canada; DynaPower Inc., incorporated under the laws of British Columbia; DynaMotive Puerto Rico, Inc., incorporated under the laws of Puerto Rico; DynaMill Systems Ltd. (1997 - 70% owned) and DynaMotive Electrochem Corporation, incorporated under the laws of British Columbia. The consolidated financial statements also include 75% of BBL , incorporated under the law of United Kingdom, acquired through DynaMotive Europe Limited during 2001 (note 4). DynaMotive Electrochem Corporation, and DynaMotive Puerto Rico, Inc. are companies with no significant net assets or operations.

Use of estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Foreign currency translation

The accounts of the Company and its consolidated subsidiaries are measured using the Canadian dollar as the functional currency. Monetary items denominated in foreign currencies are translated into Canadian dollars using exchange rates in effect at the balance sheet date and non-monetary items are translated using historical exchange rates. Exchange gains or losses arising on the translation or settlement of foreign currency denominated monetary items are included in the determination of net income.

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

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Revenue recognition

     (a) Revenue from the sale of products is recognized upon shipment of the product to the customer.

     (b) Revenue from contracts relating to implementation of the Company's metal cleaning systems in a commercial application is recognized on a completed contract basis, except for those which are greater than three months in duration, for which revenue is recognized on a percentage of completion basis where the basis of measure of performance is based on engineering estimates of completion. Losses on contracts are recognized when they become known.

     (c) Revenue from services contracts is recognized when the services are provided.

Government assistance and investment tax credits

Government assistance towards current expenses is included in the determination of income for the period as a reduction of the expenses to which it relates. Amounts received for future expenditures are recorded as a current liability. Government assistance towards the acquisition of capital assets is deducted from the cost of the related capital assets.

Government assistance received, in relation to the acquisition of capital assets or capital assets under construction, on behalf of third parties but not repayable to such third parties is recorded as a deferred credit and will be amortized over the useful life of the respective asset beginning at the end of commissioning of such assets.

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

Research and development costs

Research costs are expensed in the year incurred. Development costs are expensed in the year incurred unless the Company believes the development project meets Canadian generally accepted accounting criteria for deferral and amortization. In evaluating these criteria the Company considers technological feasibility to be established only when a product demonstrates it operates under conditions, which are acceptable to target customers.

If management determines that the development of products to which such costs have been capitalized is not reasonably certain, or that costs exceed recoverable value, such costs are charged to operations.

Product warranties

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)A liability for estimated warranty expense is established by a charge against cost of goods sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability.

Patents

Patents are recorded at cost, including related legal costs, and are amortized over the lesser of the estimated useful life of the related technology and the life of the patent commencing with commercial production. If management determines that development of products to which patent costs relate is not reasonably certain, or that costs exceed recoverable value, such costs are charged to operations. Due to the long-term nature of estimates inherent in determining future cash flows, it is possible that the amounts or the estimated useful life of such assets could be reduced in the future.

Capital assets

Capital assets are recorded at cost, net of government assistance, and amortized using the following methods and annual rates:

     Furniture, fixtures & office equipment   20% declining balance
     Computer equipment                       30% declining balance
     Computer software                        100% declining balance
     Test equipment                           20% declining balance
     Leasehold improvements                   Straight line over the term of the lease
     Motor vehicle                            50% in the first year and 25% thereafter, declining balance

Annually, or more frequently as circumstances require, the Company performs periodic evaluations to assess the recoverability of its capital assets. In 2001, the Company determined that write-downs of the carrying values of certain assets were required (note 6).

Capital Assets Under Construction

The Company expenses all preliminary stage costs, including costs related to the consideration of alternatives, feasibility studies, and activities occurring prior to the decision to proceed with the project, incurred with respect to a potential capital project until the capital project meets the Company's capitalization policy and is considered a capital asset under construction. The Company begins to capitalize costs for capital assets under construction when it has determined that it is more likely than not that the financing for the capital project is available and it is more likely than not that the Company will be able to meet the requisite local and other governmental regulations to develop the capital project.

For those capital projects that meet the Company's capitalization policy, the Company capitalizes incremental costs that are directly identifiable with the specific capital project until the capital project is substantially complete and ready for its intended use. Financing costs, including interest, are capitalized when they arise from indebtedness incurred, directly or indirectly, to finance the construction of the capital project. Capitalization of financing costs will cease when a capital project is considered to be substantially complete and ready for its intended use.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Annually, or more frequently as circumstances require, the Company performs periodic evaluations to assess the recoverability of its capital assets under construction.

Cash and cash equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at the amortized cost, which approximates fair value.

Financial instruments

The fair values of the financial instruments approximate their carrying value except as otherwise disclosed in the financial statements.

Income taxes

The Company follows the liability method of tax allocation in accounting for income taxes.

Power purchase agreements

Power purchase agreements are recorded at purchased cost and are amortized over the remaining contract life of the agreements commencing with commercial production. If management determines the carrying value exceeds estimated recoverable value, such costs are charged to operations.

Stock based compensation plan

The Company has two stock based compensation plans - a stock appreciation rights
(SAR) plan and a stock option plan for directors, employees and others, which are described in (note 11). Under the terms of the stock option plan the Company may grant fixed options or options whose vesting is contingent on future performance. No compensation is recognized when SAR's and fixed or performance based stock options are granted to employees and directors.

The Company has a compensation arrangement with several officers of the Company whereby the officers receive a fixed number of common shares per month. The Company records compensation expense monthly based on the month-end quoted market price of the Company's stock.

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

The Company may also issue stock options, SARs and warrants as consideration for services rendered by non-employees. Such equity awards are recorded at their fair value, as compensation expense or capitalized to capital

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

assets under construction when the Company receives the related services and the equity awards vest. No compensation is recognized in connection with options and warrants awarded in connection with private placements, since the share issue costs are netted against the proceeds raised.

If shares or stock options are repurchased, the excess of the consideration paid over the carrying value of the shares or stock options cancelled is charged to contributed surplus or deficit.

Loss per common share

Loss per common share is based on the weighted average number of shares outstanding for the year. The effect of potential issues of shares under share option, share purchase warrants and conversion agreements have not been disclosed, as they are antidilutive.

3. CHANGE IN ACCOUNTING PRINCIPLES

Effective January 1, 2001, the Company early adopted the new recommendations of the Canadian Institute of Chartered Accountants Handbook with respect to accounting for exchange gains or losses arising on the translation or settlement related to long-term monetary items. The change in accounting policy was applied retroactively and resulted in no adjustment as at January 1, 2000 and had no impact on fiscal 2001 and 2000.

Effective January 1, 2001, the Company retroactively adopted the new recommendations of the Canadian Institute of Chartered Accountants Handbook with respect to the presentation and disclosure of earnings per share. The change in accounting policy resulted in an increase in basic and diluted loss common per share of $0.01 for each of 2000 and 1999.

Effective January 1, 2000, the Company retroactively adopted the new recommendations of the Canadian Institute of Chartered Accountants Handbook with respect to accounting for income taxes under the liability method. As permitted under the new rules, the prior period financial statements have not been restated. The change in accounting policy resulted in no adjustment at January 1, 2000 and had no impact on fiscal 2000.

4. ACQUISITION OF BORDER BIOFUELS

On April 6, 2001, the Company acquired 75% of the outstanding common shares of Border Biofuels Limited ("BBL"), a United Kingdom Green Power project development company for a nominal cash consideration of $2 ((pound)1) plus acquisition cost of $70,241 ((pound)49,537).

The Company has the option to acquire the remaining 25% equity interest in BBL for $1,609,173 ((pound)1,108,628) payable in DynaMotive stock at the greater of $3.00 per share or the prevailing market price. If the prevailing market price is less than $3.00 per share, the Company has the option to pay the difference in value in either cash or equity of the Company. In each fiscal period, the Company can acquire from the minority shareholders in BBL the number of shares having an aggregate share value equal to 25% of the relevant profit of BBL calculated under generally accepted accounting principles in the United Kingdom ("UK GAAP"). Relevant profit is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time. The option expires after the Company acquires all of the remaining 25% equity interest in BBL.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

4. ACQUISITION OF BORDER BIOFUELS (cont'd)

Furthermore, as part of the transaction, BBL restructured its bank indebtedness with the Bank of Scotland into an extended credit facility of $1,687,788 ((pound)1,162,789), (note 10[iii]). This extended credit facility will be repaid from profits generated by BBL. Further, in connection with the acquisition, the Company provided a guarantee of $290,030 ((pound)200,000) to the Bank of Scotland in relation to an overdraft facility which was also restructured at acquisition (note 10[ii]).

The acquisition of BBL was accounted for using the purchase method. The consolidated financial statements reflect the results of operation of BBL from the date of acquisition through December 31, 2001. The consideration paid has been allocated to the net identifiable assets acquired based on their estimated fair value as follows:

                                              $
---------------------------------------------------
Net assets aquired
Cash                                          1,994
Non-cash working capital                 (1,237,786)
Capital assets                              100,663
Power purchase agreements                 3,538,463
Bank indebtedness                        (1,627,303)
Shareholders loans                         (486,674)
Long term debt                              (75,046)
Minority interest                          (144,068)
---------------------------------------------------
Total                                        70,243
===================================================

Consideration provided
Cash                                              2
Costs of acquisition                         70,241
---------------------------------------------------
Total                                        70,243
===================================================

The costs of acquisition relate to legal and professional fees incurred by the Company in the acquisition. The power purchase agreements are contractual agreements with government agencies in the UK for the Company to supply electricity from renewable energy sources. The power purchase agreements have an average remaining term of 15 years. The contracts provide a guaranteed premium price based on the bid price per kWh of electricity generated. The premium price is index linked to a consumer price index through to 2017. The agreements are not site specific and are transferable.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

5. CASH AND CASH EQUIVALENTS

                                  2001      2000
                                    $         $
---------------------------------------------------

Cash                             56,035     194,482
Cash equivalents                  5,506     901,233
---------------------------------------------------
                                 61,541   1,095,715
===================================================

The cash equivalents are denominated in Canadian dollars. Cash equivalents comprise mainly guaranteed investment certificates with an average interest rate of 2.64% (2000 - 5.33%).

6. CAPITAL ASSETS

                                              2001                       2000
                                    ---------------------------------------------------
                                                 Accumulated                Accumulated
                                       Cost     Amortization     Cost      Amortization
                                        $             $            $              $
---------------------------------------------------------------------------------------
Furniture and fixtures                205,564       99,650       191,071       64,009
Computer equipment and software       258,346      186,948       275,829      159,989
Test equipment                      1,466,232      485,393     1,564,177      852,820
Capital assets under construction     908,517           --       528,940           --
Leasehold improvements                 71,654       42,520        75,724       32,554
Motor vehicles                        136,647       30,349            --           --
---------------------------------------------------------------------------------------
                                    3,046,960      844,860     2,635,741    1,109,372
---------------------------------------------------------------------------------------
Net book value                             2,202,100                  1,526,369
=======================================================================================

During 2001, government grants of $ nil (2000 - $49,004) have been applied to reduce the cost of test equipment and $612,983 (2000 - $283,983) has been applied to reduce the cost of capital assets under construction. For 2001, Capital assets under construction comprise the costs to construct a 100 ton per day BioOil plant. In 2000, capital assets under construction comprised the costs to construct a 10 ton per day BioOil plant. The 10 ton per day BioOil plant was substantially complete and ready for its intended use at the end of the first quarter of 2001. The costs incurred in the prior year have been reclassified to test equipment.

In 2001, the Company recorded write-downs of capital assets totaling $323,850, including $148,813 for capital assets pertaining to the BioLime segment and $175,037 for capital assets pertaining to the DynaPower segment. The Company determined that the development of commercially viable BioLime products was uncertain and therefore, the carrying value of these assets has been written down to $nil. The DynaPower capital assets are held for disposal and the Company has written down the carrying value of these capital assets to their net realizable value of $1 (note 8).

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

7. PATENTS

In 2001, the Company has recorded write-downs of patents totaling $261,228, including $181,531 for BioLime patents, $72,514 for Actuator patents and $7,183 for other patents. The Company has determined that the development of commercially viable uses for the products to which the costs for the BioLime, Actuator and other patents relate was uncertain and therefore, the costs related to these patents have been charged to operations.

During 2000, the Company acquired exclusive rights to a technology patent from a related party owned by a Director of the Company in exchange for 1,000,000 shares of common stock. Of the total 1,000,000 common stock, 750,000 shares were subject to a trading restriction until the earlier of March 9, 2002, and the date at which the 10 ton per day BioOil plant was fully commissioned which occurred at the end of the first quarter in 2001. The patent was capitalized in fiscal 2000 at $250,000; the fair value of the shares at the date the agreement was approved by the Board of Directors.

Patents are shown net of accumulated amortization at December 31, 2001 of $355,977 (2000 - $469,341).

8. ASSETS HELD FOR SALE

In May 2001, the Company announced its intention to divest its metal cleaning subsidiary, DynaPower, Inc. to the management of DynaPower for nominal consideration of $1 and future royalties on all revenue of DynaPower Systems. This divestiture was completed April 11, 2002.

The divestiture entails all tangible assets of the DynaPower division, which consist of test equipment, furniture and equipment, to be transferred to the new owners upon closing of the sale. The Company retains ownership of the intellectual property related to the metal cleaning technology and will license the intellectual property to DynaPower, Inc. The license entitles the Company to receive royalties for seven years from the closing of the sales agreement. The royalties are based on an increasing percentage of the cumulative revenues generated by DynaPower, Inc. on sales of DynaPower systems over the royalty period.

The intellectual property will transfer from the Company to DynaPower, Inc. at the expiration of the royalty period only if a cumulative sales threshold is reached. Irrespective of whether the cumulative sales threshold is reached, royalty payments will continue to the end of the royalty period.

The Company has determined that as at December 31, 2001, the realizable value of the tangible assets in DynaPower is uncertain due to their specialized nature, and therefore, their total carrying value of $175,037 has been written off.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31,2001                                      (expressed in U.S.dollars)

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                      December 31   December 31
                                         2001          2000
                                           $             $
---------------------------------------------------------------

Trade accounts payable                   772,520      327,731
Accrued compensation                      61,128           --
Accrued liabilities                      849,922      222,760
Accrued warranty liability                 6,883       10,415
---------------------------------------------------------------
                                       1,690,453      560,906
===============================================================

10. BANK INDEBTEDNESS

     (i) The Company has an authorized credit facility up to a maximum of $314,248 ($Cdn. 500,000). Interest is charged at the bank's prime rate (as at December 31, 2001 - 4.0%, 2000 - 7.5%) plus 1 1/2%. As collateral for the facility, the Company has provided the lender a General Security Agreement providing a charge on all present and future assets. Amounts borrowed are repayable within 120 days from the date of borrowing and as at December 31, 2001, $282,826 (Cdn. $450,000) has been drawn down on this loan.

          Covenants under the credit facility include, among other things, a requirement for the Company to obtain written consent prior to declaring dividends, significantly changing ownership control, committing to mergers, acquisitions, or changes in the Company's principal line of business or entering other guarantees or other contingent liabilities and assets are not to be further encumbered.

          The fair market value of the loan at December 31, 2001 approximates its carrying value because it bears a current market interest rate.

     (ii) The Company's subsidiary BBL has entered into a credit facility with Bank of Scotland for a maximum of $290,300 ((pound)200,000). The credit facility is denominated in British Pounds Sterling. Interest is charged on the bank's base rate (as at December 31, 2001 - 4%) plus 3%. The borrowed amount must be repaid together with interest by March 30, 2004.

          The Company has provided the following security:

     (a)  Guarantee by the Company
     (b)  Guarantee by BBL
     (c)  Floating charges on Border BioFuels Ltd and its subsidiaries
     (d) A subordination agreement that subordinates minority shareholders and intercompany debt

          As of December 31, 2001, $290,300 ((pound)200,000) plus accrued interest of $17,834 ((pound)12,287) has been drawn down on this facility. The fair market value of the loan on December 31, 2001 approximates its carrying value due to its short term nature.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31,2001                                      (expressed in U.S.dollars)

10. BANK INDEBTEDNESS (cont'd)

          Covenants under the credit facility include, among others, a requirement for BBL to obtain written consent prior to declaring dividends, significantly changing ownership control, committing to mergers, acquisitions, or changes in Company's principal line of business, changing the auditor, or providing other guarantees or entering contingent liabilities and assets are not to be further encumbered.

     (iii) BBL also has an extended credit facility agreement with the Bank of Scotland for a maximum of $1,687,788 ((pound)1,162,789). The principal amount must be repaid together with accrued interest by March 30, 2004 or earlier from audited available profits, as defined by the terms of the facility as, generated in BBL and its subsidiaries prepared in accordance with UK GAAP . Amounts repaid may not be redrawn.

          Interest is charged at the bank's base rate (as at December 31, 2001 - 4%) plus 3% and will accrue on a daily basis throughout the duration of the term of the facility. The interest is payable on the earlier of the March 30, 2004 or date of demand, repayment or termination of the facility. Accrued interest of $103,686 ((pound)71,433) is included in current liabilities.

          The Company has provided the following security:

               (a)  Floating charges on BBL and its subsidiaries
               (b) Assignment of keyman insurance policies of certain directors and officers of BBL
               (c)  Guarantees by BBL and its subsidiaries
               (d)  Liens on tangible assets held by Dynamotive Europe Ltd.

          As of December 31, 2001, $1,665,788 ((pound)1,147,632) has been drawn down on the credit facility. The fair market value of the loan on December 31, 2001 approximates its carrying value because it bears a current market interest rate.

          Covenants under the credit facility include, among others, a requirement for BBL to obtain written consent prior to declaring dividends, significantly changing ownership control, committing to mergers, acquisitions, or changes in BBL's principal line of business, changing the auditor, or providing other guarantees or entering contingent liabilities and assets are not to be further encumbered.

11. SHARE CAPITAL

[a]  Authorized share capital

The Company's authorized capital consists of 100,000,000 common shares (2000 - 100,000,000 common shares) with no par value and 100,000,000 preferred shares (2000 - 100,000,000) with a par value of $5.00 each, having attached special rights and restrictions. No preferred shares were issued and outstanding at December 31, 2001 and 2000.

[b]  Issued common shares

                                                                           Issued
                                                                        #           $
------------------------------------------------------------------------------------------
Balance, December 31, 1998                                         14,801,324   11,562,214
Pursuant to settlement of convertible debentures [note 11[d] ]      2,727,500    1,146,677

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31,2001                                      (expressed in U.S.dollars)

Issued for cash
   Pursuant to private placement /(i)/ /(ii)/                         6,535,714    2,525,000
   Pursuant to exercise of stock options                                242,601      119,456
Issued for services                                                     310,263      108,592
--------------------------------------------------------------------------------------------
Balance, December 31, 1999                                           24,617,402   15,461,939
--------------------------------------------------------------------------------------------
Issued for cash
   Pursuant to private placement /(iii)/                              8,779,800    4,365,262
   Pursuant to exercise of stock options                                345,572      138,229
Issued for services /(iv)/                                            1,108,286      825,452
Issued to purchase technology patent [note 7]                         1,000,000      250,000
--------------------------------------------------------------------------------------------
Balance, December 31, 2000                                           35,851,060   21,040,882
--------------------------------------------------------------------------------------------
Issued for cash
   Pursuant to private placement /(vi)/ & /(vii)/                     2,614,404    1,853,516
   Pursuant to exercise of stock options                                333,946      141,578
Issued for services pursuant to private placement /(iv)/ & /(vii)/      323,408      259,635
Issued for services /(v)/                                             1,819,297    1,322,303
--------------------------------------------------------------------------------------------
Balance, December 31, 2001                                           40,942,115   24,617,914
============================================================================================

/(i)/ Pursuant to a private placement in the first quarter of 1999, 4,285,714 common shares were issued for $1,500,000 cash.

/(ii)/ Pursuant to a private placement in 1999, 2,250,000 common shares were issued for $1,125,000 cash, net of associated issue costs of $100,000.

/(iii)/ Pursuant to private placements in the first quarter of 2000, a total of 8,779,800 common shares were issued for $4,365,262 cash net of issue costs of $24,638. 7,000,000 of the common shares issued pursuant to a private placement were subject to trading restrictions up to February 15, 2001.

/(iv)/ The Company has entered into compensation arrangements with non-employees for specified amounts, which can only be settled by applying the amounts to exercise outstanding options to purchase common shares monthly over a period of up to twelve months. Included in issued for services are 1,061,763 (2000 - 391,547) shares, fair valued at $750,473 (2000 - $266,764).

/(v)/ The Company has issued 968,568 (2000 - 90,000) shares to employees, directors and officers for services rendered, recorded at fair value of $739,666 (2000 - $139,700). In addition, the Company issued 112,374 restricted shares to employees and directors for services, fair valued at $91,799. The shares have a 12 month restriction from the issue date.

/(vi)/ Pursuant to a private placement in the first quarter of 2001, a total of 417,246 common shares were issued for $500,695 cash.

/(vii)/ Pursuant to private placements in the third quarter of 2001, the company issued a total of 2,520,566 common shares for $1,352,821 cash and $259,635 in settlement of consulting fees payable.

[c]  Shares to be issued

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31,2001                                      (expressed in U.S.dollars)

11. SHARE CAPITAL (cont'd.)

     At December 31, 2001, the Company has 1,251,919 common shares (2000 - 378,883, 1999 - 77,147) to be issued. Included in the amount is 172,399 common shares which are to be issued to a director and non-employees for services rendered under compensation arrangements.

     The remaining 1,037,696 common shares relate to a private placement commenced during the fourth quarter of 2001. The private placement is for up to $1.25 million payable in five equal installments at an offering price equal to the higher of $0.40 per subscribed share or 75% of average of the closing price of the Company's common shares up to a maximum of $0.50 per share. At December 31, 2001, the Company had received $479,026 in cash for these shares to be issued (note 21(a)).

[d]  Convertible debentures

Pursuant to a private placement in the second quarter of 1998, the Company issued 387.5 units, each unit comprised of a $10,000 convertible subordinate debenture, bearing an 8% interest rate with the principal and accrued interest due December 31, 1998. The debentures were convertible into common shares at a price equivalent to a 35% discount from the 5-day average of the common share's reported bid price preceding the conversion election at any time by the debenture holder. The Company received gross proceeds of $3,875,000 less associated issue costs of $568,350. Upon maturity, the Company had the option of repaying the debenture's principal and accrued interest in either cash or by forcing conversion under the debenture's normal conversion rate. Accordingly, the Company originally classified the convertible debentures as equity.

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

In October 1998, the Company suspended the conversion of the debentures and in February 1999 reached a settlement with the debenture holders. Pursuant to the terms of the settlement agreement, the Company was required to repay 50% of the principal amount of the outstanding convertible debenture amounting to $1,480,000 and issue common shares for the remaining balance of $1,480,000 on the basis of one common share for each $0.50 of principal.

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

[e]  Escrow agreement

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

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31,2001                                      (expressed in U.S.dollars)

11. SHARE CAPITAL (cont'd.)

the common shares in escrow will be released upon the Company achieving a capitalized stock value of $50 million for a consistent twenty day trading period; 1/3 of the common shares in escrow will be released upon the Company achieving a capitalized stock value of $100 million for a consistent twenty day trading period.

During the year ended December 31, 2001, nil (2000 - 450,666) common shares were released from escrow and at December 31, 2001, 781,334 (2000 - 781,334) common shares are held in escrow.

[f]  Stock options

At December 31, 2001, the following stock options to Directors, employees and others were outstanding:

                                 Options Outstanding       Options Exercisable
                               ----------------------------------------------------
                   Number       Weighted-                   Number
                Outstanding      Average     Weighted-   Outstanding    Weighted-Av
  Range of          at          Remaining     Average        at           erage
  Exercise      December 31,   Contractual   Exercise    December 31,    Exercise
   Prices           2001           Life        Price         2001         Price
-----------------------------------------------------------------------------------
$0.40 - $0.90    1,488,256      2.22 years     $0.59      1,285,256        $0.61
    $1.00          839,500      1.84 years     $1.00        756,500        $1.00
    $1.50        2,610,000      2.95 years     $1.50      2,414,000        $1.50
$1.95 - $4.00       64,207      1.47 years     $2.18         54,207        $2.22
-----------------------------------------------------------------------------------
                 5,001,963                                4,509,963
-----------------------------------------------------------------------------------

From time to time, the Company has provided incentives in the form of share purchase options to the Company's directors, officers, employees and others. The Company has reserved 6,141,317 (2000 - 5,377,659) (15%) of common shares for issuance upon the exercise of stock options of which at December 31, 2001, 1,139,354 (2000 - 148,017) are available to be granted. The exercise price and the vesting terms of the options are determined by the Compensation Committee. The exercise price will generally be at least equal to the market price of the common shares at the date of the grant and the term may not exceed five years from the date of the grant. Stock options granted are also subject to certain vesting provisions as determined by the Compensation Committee.

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                       Weighted
                                   No. of Common        Average
                                  Shares Issuable    Exercise Price
--------------------------------------------------------------------

Balance, December 31, 1998           1,844,511           0.73
Options granted                      1,070,863           1.11
Options forfeited or expired          (262,634)          0.97
Options exercised                     (242,601)          0.46
--------------------------------------------------------------------

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31,2001                                      (expressed in U.S.dollars)

-----------------------------------------------------------------
Balance, December 31, 1999        2,410,139           0.90
Options granted                   3,885,500           1.17
Options forfeited or expired       (265,278)          1.63
Options expired                     (63,600)          2.26
Options exercised                  (737,119)          0.54
-----------------------------------------------------------------
Balance, December 31, 2000        5,229,642           1.14
Options granted                   1,246,859           0.72
Options forfeited or expired        (97,000)          3.61
Options exercised                (1,377,538)          0.64
-----------------------------------------------------------------
Balance, December 31, 2001        5,001,963           1.15
=================================================================

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

Included in the options granted in 2001, were 483,096 (2000 - 865,845) options to non-employees for services rendered recorded at a fair value of $272,614 (2000 - $961,000).

[g]  Common share purchase warrants

During the fourth quarter of 2001, the Company made an offer to all existing warrant holders to reduce the exercise price of all outstanding warrants from a weighted average exercise price of $1.59, to a weighted average exercise price of $0.70 in exchange for a reduction in the number of warrants outstanding. No other terms in the original warrants would change. Warrant holders were given 30 days to accept the offer. As at December 31, 2002, 4,009,167 warrants with a weighted average exercise price of $1.55 were cancelled and exchanged for 1,907,526 new warrants with a weighted average exercise price of $0.70. No compensation expense resulted from the warrant repricing in 2001. Subsequent to year-end, an additional 1,323,372 warrants with a weighted-average exercise price of $1.72 were cancelled and exchanged for 618,577 new warrants with a weighted-average exercise price of $0.70.

At December 31, 2001 the common share purchase warrants outstanding were as follows:

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31,2001                                     (expressed in U.S. dollars)

11. SHARE CAPITAL (cont'd.)

                          Original      New       Remaining of
                          Warrants   Warrants       Original      Total warrants
                           Issued    accepted   warrants issued    Outstanding
--------------------------------------------------------------------------------
Series F Warrants        2,075,000   968,333             --          968,333
Series G Warrants          300,000    84,000             --           84,000
Series H Warrants           15,000     6,000             --            6,000
Series I Warrants           15,000     4,200             --            4,200
Series J Warrants        1,005,000    61,250        830,000          891,250
Series K Warrants           75,000        --         75,000           75,000
Series L Warrants           83,448    10,209         54,282           64,491
Series M Warrants          627,274   292,728             --          292,728
Series N-a Warrants        590,907   300,504        204,545          505,049
Series N-b Warrants        590,910   180,302        204,545          384,847
================================================================================

                       No. of Common       Exercise
                      Shares Issuable       Price                 Expiration Date
--------------------------------------------------------------------------------------------
Series F Warrants         968,333           $0.70        January 1, 2003 - March 5, 2005
Series G Warrants          84,000           $0.70        January 31, 2003
Series H Warrants           6,000           $0.70        May 31 ,2002
Series I Warrants           4,200           $0.70        May 31 ,2002
Series J Warrants         891,250       $0.70 to $2.00   July 31, 2002 - September 7, 2002
Series K Warrants          75,000           $1.50        July 31, 2003
Series L Warrants          64,491       $0.70 to $2.00   February 20, 2003
Series M Warrants         292,728           $0.70        June 22, 2003 - November 12, 2004
Series N-a Warrants       505,049       $0.70 to $0.90   March 05, 2002 - April 1, 2002
Series N-b Warrants       384,847       $0.70 to $1.50   September 5, 2004 - October 1, 2004
============================================================================================

As at December 31, 2001, 120,000 warrants are unvested.

(1) 933,333 of the Series F warrants were issued as a placement fee for a private placement. These warrants vested upon successful completion of the private placement.

     35,000 of the Series F warrants were issued to an employee of the Company for past services.

(2) The Series G warrants were issued as a placement fee for a private placement. These warrants vested upon successful completion of the private placement.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31,2001                                     (expressed in U.S. dollars)

11. SHARE CAPITAL (cont'd.)

(3) The Series H, I, J, and K warrants have been issued for services. Of these warrants, 75,000 have been issued to an employee of the Company for past services. The remaining warrants have been issued to non-employees. The warrants remaining have the following vesting terms: 165,700 warrants vest monthly based on the consulting agreement term; 127,000 warrants vest upon completion of performance criteria; and, 683,750 warrants vested immediately upon grant.

(4) The Series L warrants were issued as a placement fee for a private placement. These warrants vested upon successful completion of the private placement.

(5) Series M warrants were issued as a placement fee for a private placement and services. These warrants vested upon successful completion of the private placement and as services performed.

(6) Series N-a and N-b warrants were issued as a placement fee for a private placement. These warrants vested upon successful completion of the private placement.

Compensation expense recognized for warrants granted:

                                             2001      2000     1999
                                               $         $        $
--------------------------------------------------------------------
Series H Warrants                                --    12,750     --
Series I Warrants                                --    11,400     --
Series J Warrants                           469,567   479,705     --
Series K Warrants                                --   124,500     --
Series M Warrants                            89,065
--------------------------------------------------------------------
Total Compensation                          558,632   628,355     --
--------------------------------------------------------------------

[h]  Stock appreciation rights

During 1998, the Company established a stock appreciation rights plan whereby the participants will be entitled to require the Company to redeem the stock appreciation rights ("SARs") for an amount equal to the excess of the market value of the underlying common shares over the initial value of the SAR at the date of grant.

The SARs vest as the Company achieves stock value targets as defined in the agreement: 1/3 of the SAR's issued may be redeemed upon the Company achieving a capitalized stock value of $30 million for a consistent twenty day trading period; 1/3 of the SAR's issued may be redeemed upon the Company achieving a capitalized stock value of $50 million for a consistent twenty day trading period; 1/3 of the SAR's issued may be redeemed upon the Company achieving a capitalized stock value of $100 million for a consistent twenty day trading period.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31,2001                                     (expressed in U.S. dollars)

11. SHARE CAPITAL (cont'd.)

The Company also has the right to redeem the SARs at its option under certain circumstances. The Company has the sole exclusive election to redeem the SAR's in cash, shares or in a combination of cash and shares. The number of SARs that can be granted under the plan until December 31, 2008 cannot exceed 2,500,000.

Stock appreciation rights transactions and the number of stock appreciation rights outstanding is summarized as follows:

                                                                       No. of
                                                                    SAR's Issued
--------------------------------------------------------------------------------

Balance, December 31, 1999                                           1,747,500
SAR's redeemed                                                         (11,667)
--------------------------------------------------------------------------------
Balance, December 31, 2000                                           1,735,833
--------------------------------------------------------------------------------
SAR's redeemed                                                              --
SAR's forfeited                                                       (249,166)
================================================================================
Balance, December 31, 2001                                           1,486,667
================================================================================

At December 31, 2001, the following stock appreciation rights, all of which were issued to employees, were outstanding:

                                    Initial                        Expiration
   SAR's                             Value                            Date
--------------------------------------------------------------------------------

1,132,500                           $0.400                      January 28, 2004
  200,000                           $0.625                      May 1, 2004
  154,167                           $1.000                      May 1, 2004
--------------------------------------------------------------------------------
1,486,667
================================================================================

At December 31, 2001 and 2000, 1,111,667 SAR's were vested.

[i]  Contributed surplus

Contributed surplus includes the fair value of stock options and warrants issued to non-employees for services rendered.

[j]  Stock based compensation

The Company has recorded stock based compensation as follows:

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31,2001                                     (expressed in U.S. dollars)

11. SHARE CAPITAL (cont'd.)

                                                     2001        2000       1999
                                                       $           $         $
----------------------------------------------------------------------------------
Balance sheet items
Capital assets                                       108,137          --        --
Patents and intellectual property                     15,500     250,000        --
----------------------------------------------------------------------------------
                                                     123,637     250,000        --
Income statement items
Professional fees                                  1,591,381   1,906,884   145,504
General and administrative salaries and benefits     383,094     230,694        --
Marketing                                            121,790      77,642        --
Rent expense                                          11,330
----------------------------------------------------------------------------------
                                                   2,107,595   2,215,220   145,504

Total stock based compensation                     2,231,232   2,465,220   145,504
==================================================================================

12. COMMITMENTS AND CONTINGENCIES

Commitments

[a] The Company has available a maximum aggregate forward exchange contract facility of up to $750,000 U.S. dollars or the equivalent thereof in other approved currencies. The daily settlement limit is $250,000.

     As at December 31, 2001 the company had forward exchange contracts with a nominal value of $390,500 (2000 - $nil) with no expiry date and the weighted average Canadian dollar versus the U.S. dollar exchange rate of the forward contracts are Cdn$1.5617.

[b] The Company has the following future minimum lease commitments for premises and equipment expiring through 2006:

                                                           $
---------------------------------------------------------------

2002                                                    398,760
2003                                                    271,038
2004                                                    148,974
2005                                                    156,156
2006                                                    133,276
---------------------------------------------------------------
Total                                                 1,108,204
---------------------------------------------------------------

Contingencies

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

12. COMMITMENTS AND CONTINGENCIES (cont'd)

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

[a] In 1996 the Company was named as a co-defendant in a legal action for unspecified damages for alleged interference with the rights to a disintegration technology held by a subsidiary of the Company. The outcome of the action is not determinable at this time and the amount of any liability, if any, cannot be reasonably estimated. Accordingly, no provision for loss has been made in these consolidated financial statements. There has been no activities with the legal action for five years.

[b] The Company is a party to a legal proceeding filed by HPG Research Ltd for an alleged breach of a royalty agreement and a potential claim of a certain percentage of DynaPower sales. The parties have agreed to proceed with arbitration, as provided for under the agreement. The outcome of the action is not determinable at this time and the amount of contingent liability, if any, cannot be reasonably estimated. Accordingly, no provision for loss has been made in these consolidated financial statements.

[c] BBL has entered into an agreement with Arran Estates for the assignment of a power purchase agreement. In exchange for the assignment, BBL would pay $26,127 ((pound)18,000). The assignment is conditional on consent by the relevant regulatory agencies. The likelihood of consent for the assignment is certain and final approval is anticipated shortly. As at December, 31, 2001, the Company has accrued for the contingent liability.

[d] BBL entered into an option that gave it the right to purchase tangible property with respect to one of its power purchase agreements. The agreement also made the provision that at any time after August 31, 2001, provided that BBL has not exercised its right, should the owner of such property elect to sell to another third party then BBL would be obligated to pay the difference between the price obtained and the price paid by the owner in August, 2000 plus associated costs. BBL did not exercise the option and as a result a contingent liability may exist. The likelihood of the property being sold to a third party is not determinable and the amount of a contingent liability, if any, is not determinable nor is it considered material at this time.

13. RELATED PARTY TRANSACTIONS

The transactions with related parties are in the normal course of operations and are recorded at amounts established and agreed between the related parties. In addition to the transactions described in notes 7 and 11, the Company had the following transactions with related parties:

[a] Consulting fees and salaries of $768,336 for the year ended December 31, 2001 (2000 - $793,000; 1999 - $256,122) have been paid to Directors (or companies controlled by Directors) of the Company. Included in the amount above, is $371,669 (2000 - $139,700) paid by stock based compensation (note 11b(iv)).

[b] The Company's subsidiary, BBL has a loan agreement with two of its directors totaling $323,780 ((pound)231,012). The loan agreement expires after repayment. The loan bears interest at annual LIBOR rate plus 3.5% calculated monthly. The loan, is repayable upon BBL achieving positive relevant profit under UK GAAP. Relevant profit

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

13. RELATED PARTY TRANSACTIONS (Cont'd)

is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time.

[c] BBL also has loan agreements with certain shareholders totaling, $159,635 ((pound)109,979). The loan agreements expire after repayment. The loans are repayable upon BBL achieving net positive relevant profit under UK GAAP. The loans are payable in the Company's common shares at the greater of $3.00 per share or the prevailing market price. If the prevailing market price is less than $3.00 per share, the Company has the option to pay the difference in value in either cash or equity of the Company. In each fiscal period, the Company must repay up to the relevant profit, as determined under UK GAAP, of BBL in that fiscal period. Relevant profit in this agreement has the same meaning as that described above. As of December 31, 2001, the outstanding loan amount is $159,635 ((pound)109,979).

[d]  The Company has entered into:

     [i] royalty agreement, pursuant to an agreement to purchase certain patents for an unlimited term with a company controlled by a previous Director of the Company, based on 4% of the gross receipts from unit sales. No sales have occurred to date.

     [ii] royalty agreement during 1993, pursuant to the use of certain proprietary information, with a company controlled by a former officer of the Company to pay the greater of $7,100 in 1996 and increasing by $3,600 each subsequent anniversary or 10% of the net proceeds of the sale of the components, for each anniversary date, developed from certain proprietary information for an unlimited term. If the Company fails to make a payment as required, it will forfeit all rights relating to the agreement including any patents or sub-licenses to third parties. No royalty expense has been recorded for 2001 (2000 - $21,612; 1999 - $18,000). In 2001, the Company purchased the rights to the proprietary information in exchange for 25,000 shares fair valued at $15,500 .

     [iii] The Company entered into a 24 month consulting and research agreement, expiring February 9, 2002, with a company controlled by a director of the Company. Included in research and development expenses are fees of $90,387 (2000 - $110,000) to this related party. The Company has paid the fees with equity fair valued at $51,650 and the balance in cash .

14. LOSSES AND UNUSED DEDUCTIONS CARRIED FORWARD FOR INCOME TAX PURPOSES

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

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

14. LOSSES AND UNUSED DEDUCTIONS CARRIED FORWARD FOR INCOME TAX PURPOSES
(cont'd)

                                                           Liability             Deferral
                                                            Method                 Method
                                                   --------------------------------------
                                                      2001          2000          1999
                                                        $             $             $
-----------------------------------------------------------------------------------------
Net operating loss carryforwards                    5,725,000     5,133,000     3,795,000
Scientific research and development expenditures    1,344,000     1,400,000       765,000
Capital assets                                        179,000       443,000       324,000
Financing costs                                        90,000       181,000       279,000
-----------------------------------------------------------------------------------------
Total deferred tax assets                           7,338,000     7,157,000     5,163,000
Valuation allowance                                (7,338,000)   (7,157,000)   (5,163,000)
-----------------------------------------------------------------------------------------
Net deferred tax assets                                    --            --            --
=========================================================================================

The Company has scientific research and experimental development expenditures of approximately $3,122,000 available for carryforward indefinitely to be deducted against future taxable income. The Company also has non-capital loss carryforwards of approximately $15,141,000 available to offset future taxable income in Canada that expire as follows:

                                                          $
---------------------------------------------------------------

2002                                                  1,039,000
2003                                                  2,133,000
2004                                                  1,740,000
2005                                                  2,190,000
2006                                                  2,026,000
2007                                                  1,775,000
2008                                                  4,238,000
---------------------------------------------------------------
                                                     15,141,000
===============================================================

In addition, the Company has approximately $406,000 of investment tax credits available for carryforward up to 2011 to offset future federal income taxes payable in Canada.

The Company's subsidiary, BBL, has research and development expenditures of approximately $220,000 available for carryforward indefinitely to be deducted against future taxable income in the United Kingdom. BBL also has operating losses of approximately $274,000 available to be carried forward indefinitely and offset against future taxable income in the United Kingdom.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

15. SUPPLEMENTARY INFORMATION

                                                   2001       2000       1999
Net change in non-cash working capital              $          $           $
-------------------------------------------------------------------------------

Accounts receivable                              214,472      86,067    (51,927)
Government grants receivable                     639,665    (226,658)    31,158
Inventory                                          9,548      17,422     19,592
Prepaid expenses and deposits                    (36,764)     (7,318)    48,895
Accounts payable and accrued liabilities         196,471      46,485    (52,972)
Deferred revenue                                 (47,189)   (161,176)   (14,871)
-------------------------------------------------------------------------------
                                                 976,203    (245,178)   (20,125)
===============================================================================

Interest paid
-------------------------------------------------------------------------------
Short-term interest paid and accrued              47,538      26,523      4,020
===============================================================================

16. MAJOR CUSTOMERS

The Company sells to multiple customers. The majority of sales for the year ended December 31, 2001 were derived from 3 customers each representing 31%, 17%, and 16% respectively of consolidated sales. The majority of sales for the year ended December 31, 2000 were derived from 3 customers each representing 55%, 20% and 12%, respectively of consolidated sales. The majority of the sales for the year ended December 31, 1999 were derived from 6 customers each representing 26%, 18%, 15%, 11%, 10%, and 10% respectively of consolidated sales. As at December 31, 2001 the aggregate accounts receivable balances relating to these customers was $15,821 (2000 - $230,283).

17. GOVERNMENT ASSISTANCE

Government assistance in the amount of $674,304 (2000 - $857,017; 1999 - $292,000) has been recorded as a reduction of expenditures.

In May 2001, the Company entered into a contribution agreement with Ministry of Employment and Investment whereby the Company received $64,497 (Cdn - $99,990) as defined in the agreement. The contribution is non-repayable. In 2001, $38,698 has been used to reduce expenditures made in the current year with the remaining included in current liabilities to be used to reduce expenditures made in subsequent periods.

In June 2001, the Company entered into a contribution agreement with Ethanol BC for a total contribution of $45,252 (Cdn-$72,000) and in 2001 the Company received $35,447 (Cdn - $56,400) as defined in the agreement. In 2001, $21,268 has been used to reduce expenditures made in the current year with the remaining amount is included in current liabilities to be used to reduce expenditures made in subsequent periods. Ethanol BC is focused on the production of bio-fuels from softwood mill residues. Under the contribution agreement, Ethanol BC may request repayment of the grant should the Company fail to provide a final report and present the results to the Ethanol BC advisory board.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
December 31, 2001                                    (expressed in U.S. dollars)

17. GOVERNMENT ASSISTANCE (cont'd)

During the first quarter of 2001, the Company's subsidiary BBL entered into a contribution agreement with Department of Trade and Industry (DTI), a department of the United Kingdom government, whereby BBL and its collaboration partners are entitled to receive $1,685,627 ((pound)1,161,300) under the New & Renewable Energy Programme for eligible costs between January 9, 2001 and July 8, 2003. The contribution agreement is for the construction of a 100 ton per day BioOil plant. The Company' subsidiaries, Dynamotive Europe Ltd. and BBL, and an unrelated third party are named as collaboration partners to the program. Except for the proceeds from disposing of project assets, the contribution is non repayable. During 2001, $612,983 has been claimed; all of which has been received as at December 31, 2001. In addition, the Company received $319,739 ((pound)221,841) under this contribution agreement which represents eligible expenditures incurred by a third party collaborator. The amount is not repayable to the third party collaborator. Accordingly, the Company has recorded the amounts received as a deferred credit and will amortize the amount into income when the project commences operations.

In 2000, the Company entered into a contribution agreement with Natural Resources Canada whereby the Company is entitled to receive a maximum of $168,325 (Cdn - $250,000) as defined in the agreement. The contribution is non-repayable. In 2000, $168,325 was claimed of which $64,025 was received in 2000 and $104,300 was received in 2001.

During the year ended December 31, 1997, the Company entered into a contribution agreement with Industry Canada-Technology Partnerships Canada (TPC) whereby the Company is entitled to receive a maximum of approximately $5.1 million (Cdn - $8.2 million) or 37% of eligible expenditures, as defined in the agreement. In the event that commercial viability is achieved, then the assistance is repayable, denominated in Canadian dollars, commencing February 15, 2002 based on royalties from sales of specified products after December 31, 2001 resulting from the project to a maximum of $11 million. There were no sales in 2001 subject to such royalties. In 2001, no amount has been accrued due to the lack of a current TPC approved work plan. Subsequent to December 31, 2001, the Company did receive approval of a current work plan on March 28, 2002, valid through June 2003, that is subject to confirmation of the Company's financial information and agreement from the Company as to a revised statement of work. The maximum assistance receivable by the Company from TPC remains at approximately $5.1 million. The Company anticipates completing the confirmations and approvals required of TPC in Q2 2002 and anticipates recovering TPC assistance relating to 2001 of at least $362,542 and will again begin to claim both corporate and BioOil project related assistance from TPC through June 2003. Further amounts relating to direct labour performed in 2001 are eligible to be claimed from TPC but as yet remain to be quantified. In 2001, $0 (2000 - $835,626; 1999 - $556,746) is included in government grants receivable.

18. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Included in other long-term liabilities and deferred credits are funds of $319,739 received from a third party in relation to a collaboration agreement as described in (note 17). In addition, the balance includes $216,069 for amounts due to a supplier on the later of November 2002 or the completion of the 100 ton per day BioOil plant.

19. SEGMENTED INFORMATION

The Company has five reportable segments. The segments are DynaPower(R), Actuators, Corporate, BioOil Power Generation, and Other. DynaPower(R)is a process for cleaning metal without the use of chemicals. The actuator technology is used in both steel and aluminum welding. BioOil Power Generation is a biomass-to-energy technology

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

19. SEGMENTED INFORMATION (cont'd.)

that converts low value forest waste and agricultural by-products into BioOil and then into electricity, while Corporate consists of interest. Other includes a pulverizing technology which disintegrates a variety of solid materials and organic waste into a form suitable for the production of BioOil.

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

In May 2001, the Company announced its intention to divest its metal cleaning subsidiary, DynaPower, Inc. to DynaPower Management for nominal consideration and future royalties on all revenue of DynaPower Systems. This divestiture was completed April 11, 2002. (note 8).

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

19. SEGMENTED INFORMATION (cont'd.)

                                                     2001         2000         1999
                                                      $            $            $
--------------------------------------------------------------------------------------

Revenue
Actuator                                                  --      177,609       66,197
DynaPower(R)                                         274,359      729,326    1,189,446
BioOil Power Generation                              357,047          809        4,025
Other                                                     --           --           --
Corporate                                                 --           --           --
--------------------------------------------------------------------------------------
                                                     631,406      907,744    1,259,668
--------------------------------------------------------------------------------------

Loss before minority interest
Actuator                                            (111,574)     163,675       39,005
DynaPower(R)                                        (578,527)    (287,595)    (257,110)
BioOil Power Generation                           (2,766,756)    (907,925)    (822,514)
Other                                                (23,867)     (40,396)     (19,400)
Corporate                                         (3,447,200)  (3,684,632)  (1,384,912)
--------------------------------------------------------------------------------------
                                                  (6,927,924)  (4,756,873)  (2,444,931)
--------------------------------------------------------------------------------------

Capital expenditures, including patents (net of
grant& disposal)
Actuator                                                 374           --           68
DynaPower(R)                                          18,412      111,557       41,775
BioOil Power Generation                            1,225,304    1,110,863       36,086
Other                                                    552        3,984          258
Corporate                                             44,331      224,463       17,181
--------------------------------------------------------------------------------------
                                                   1,288,973    1,450,867       95,368
--------------------------------------------------------------------------------------

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

19. SEGMENTED INFORMATION (cont'd.)

                                  2001        2000        1999
                                    $           $           $
----------------------------------------------------------------

Amortization
Actuator                          33,912      13,934      16,880
DynaPower(R)                     100,323     101,651      92,555
BioOil Power Generation          254,046     128,151     129,689
Other                                 --      16,881      19,400
Corporate                         54,714      51,587      34,160
----------------------------------------------------------------
                                 442,995     312,204     292,684
================================================================

Total assets
Actuator                          54,875      63,737      95,908
DynaPower(R)                     197,271     476,462     468,594
BioOil Power Generation        5,896,626   1,429,496     682,226
Other                             22,260      75,295      73,840
Corporate                        283,367   2,424,130     991,867
----------------------------------------------------------------
                               6,454,399   4,469,120   2,312,435
================================================================

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

19. SEGMENTED INFORMATION (cont'd.)

Geographic information

The Company's capital assets and revenues from external customers by customer location is as follows:

                                2001         2000       1999
                                 $            $          $
--------------------------------------------------------------

Revenue
United States                  109,795     814,617     835,008
Italy                            5,482      20,487     190,868
Canada                         109,935      65,237     159,976
United Kingdom                 357,407          --          --
Germany                             --          --      66,197
France                          48,787          --       3,436
Other                               --       7,403       4,183
--------------------------------------------------------------
                               631,406     907,744   1,259,668
==============================================================

Capital assets
United States                    1,233          --          --
Canada                       1,397,509   1,526,369     848,292
United Kingdom                 803,358          --          --
--------------------------------------------------------------
                             2,202,100   1,526,369     848,292
==============================================================

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                         NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

20. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Company prepares the consolidated financial statements in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects to those in the United States ("U.S. GAAP"), except as follows:

     [i] Under U.S. GAAP, the excess, if any, between the fair value of the shares in escrow and the nominal amount paid, will be recorded as compensation expense upon release from escrow.

     [ii] Under U.S. GAAP, patent costs are amortized over the life of the patent commencing with the date the patent is granted.

     [iii] For U.S. GAAP purposes, the Company has elected to follow Accounting
          Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, in accounting for stock options granted to officers, directors, and employees. Compensation expense is calculated based on the difference, on the measurement date, between the fair market value of the Company's stock and the exercise price is recorded over the vesting period of the options. The exercise price of 15,940 (2000 - 70,000; 1999 - 33,196)
          fixed employee stock options granted in 2001 was less than the market price of the underlying stock on the date of the grant.

     [iv] For U.S. GAAP purposes, the re-pricing of options and warrants granted to employees can give rise to additional compensation expense. In fiscal 2001, $nil (2000 - $nil, 1999 - $nil) compensation expense resulted from the re-pricing of options and warrants. In the pro forma information on net income and earnings per share, pursuant to the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for stock based compensation" ("SFAS 123"), additional compensation expense in respect of the re-pricing of the options has been reflected.

     [v] For U.S. GAAP purposes, the stock appreciation rights ("SARs") and performance-based stock options are accounted for as a variable compensation plan under APB 25. Compensation relating to variable plans is recorded in the reconciliation when it becomes probable that the award will be earned.

     [vi] For U.S. GAAP purposes, the Company presents the disclosure requirements of Financial Accounting Standard No. 130 ("SFAS 130") in these consolidated financial statements. SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except shareholder transactions. Other accumulated comprehensive income comprises only the cumulative translation adjustment.

If US GAAP were followed, the significant variations on the consolidated statements of loss and comprehensive loss would be as summarized in the table below.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

20. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Cont'd)

                                                          2001         2000         1999
                                                            $            $            $
-------------------------------------------------------------------------------------------

Loss for the year, Canadian GAAP                        6,838,264    4,756,872    2,444,931
Adjustment for patent cost amortization                       951        4,804        9,546
Adjustment for stock based compensation /(i)/            (166,595)     380,325      183,680
Adjustment for compensation upon release of share
   from escrow-employees                                       --      961,361           --
Adjust for Patent write-down                              (69,728)          --           --
-------------------------------------------------------------------------------------------
Loss for the year, U.S. GAAP                            6,602,892    6,103,362    2,638,157
-------------------------------------------------------------------------------------------

Unrealized losses on foreign currency translation         148,360       60,677       66,323
-------------------------------------------------------------------------------------------
Comprehensive loss for the year, U.S. GAAP              6,751,252    6,164,039    2,704,480
===========================================================================================

Weighted average number of common shares outstanding   37,250,303   32,707,858   21,255,666
-------------------------------------------------------------------------------------------
Loss per common share, U.S. GAAP                            (0.18)       (0.19)       (0.13)
===========================================================================================

/(i)/ Includes stock based compensation for 1,111,667 vested SAR's for which variable accounting is applied. These SAR's have an exercise price of $1.00, $0.625 and $ 0.40.

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

20. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

Consolidated balance sheet items which vary significantly under accounting principles generally accepted in the United States would be as follows:

                                            2001           2000
                                              $              $
------------------------------------------------------------------

Patents                                      389,743       651,558
------------------------------------------------------------------

Total assets                               6,457,263     4,390,740
------------------------------------------------------------------

Convertible loan                             159,635            --
------------------------------------------------------------------

Total Liabilities                            898,374            --
------------------------------------------------------------------

Share capital                             26,804,682    23,215,185
Shares to be issued                          666,036       250,713
Contributed surplus                        2,681,060     2,149,002
Other accumulated comprehensive income      (519,422)     (371,062)
Deficit                                  (28,354,364)  (21,751,472)
------------------------------------------------------------------
Shareholders' equity                       1,277,992     3,492,366
==================================================================

The weighted-average fair value of options granted in 2001 where the stock price is equal to the exercise price of the options, greater than the exercise price of the options and less than the exercise of the options was $nil, $0.35, and $0.96 respectively (2000 - $0.49, $1.35, $0.36; 1999 - $nil, $0.44 and $0.72).

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

Pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standard No. 123 "Accounting for stock based compensation" ("SFAS 123"), which also requires that the information be determined as if the Company has accounted for stock options, SAR's and warrants granted to employees under the fair value method of that statement. The fair value for these options, SAR's and warrants is estimated at the measurment date using a Black Scholes pricing model with the following assumptions: Risk free interest rate for 2001, 2000, and 1999, respectively; 3.9%, 5.0%, and 5.3%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.194, 1.170, and 1.326, and a weighted average expected life of the option of 4.89 years (2000 - 3.19 years).

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                    (expressed in U.S. dollars)

20. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

Supplemental disclosure of pro forma loss and loss per share:

                             2001        2000        1999
                               $           $           $
------------------------------------------------------------

Pro forma loss             7,167,149   8,371,284   2,810,081
Pro forma loss per share       (0.19)      (0.26)      (0.13)
============================================================

21. SUBSEQUENT EVENTS

[a] As described in (note 11(c)), the Company commenced a private placement for up to $1.25 million. Subsequent to year-end, the Company issued 1,970,053 common shares for a total proceeds of $779,653.

[b] In February 2002, the Company entered into an agreement with Neoventi Technology Corporation, one of the Company's founding institutional investors, whereby Neoventi has agreed to invest up to $1,600,000 in common shares of the Company over a period of six months at a price varying from $0.40 to $0.80 per share. In the subsequent period, the Company has received $63,684 in share deposits.

[c] In 2001, Southwestern Wire, Inc. (SWI), filed suit against the Company in connection to a DynaPower wire cleaning system alleging that the system did not perform as promised. SWI sought $101,000 for funds paid for the system and incidental costs in relation to the suit. The Company filed a counterclaim denying the allegations and for amounts due and parts supplied of $46,110 plus legal fees associated with the counterclaim.

     Subsequent to year-end, the Company and SWI entered into a settlement agreement. If the system is determined to be functional, the Company agrees to use its best efforts to find a new buyer for the system within nine months of the signing of the settlement agreement. The Company has agreed to sell the system for a minimum price of $60,000 unless a lower price has been agreed to by SWI. If the Company successfully completes a sale of the system, the Company will pay to SWI the proceeds received up to a maximum of $50,000. No provision has been made since the outcome of the matter is not determinable.

[d] On April 11, 2002, the Company announced that it has completed the divestiture of its metal cleaning subsidiary, DynaPower, Inc. (note 8).

22. COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As at April 12, 2002 the Company's Directors* and executive officers are:

Name                             Age   Position

Richard Chen-Hsing Lin (2)(3)     58   Chairman, Vice President, Asian
                                       Affairs and Director

Andrew Kingston (2)(3)            42   President, Chief Executive Officer and
                                       Director

Bayne E. Boyes** (1)(2)(3)        56   Director and Executive Vice President

Curtin Winsor, Jr., Ph.D. (1)     62   Director

Michael McDowell, Ph.D. (2)(3)    62   Director

Desmond Radlein, Ph.D. (1)(4)     54   Director

Shing-Cheng Hong                  69   Director

Steve Ives**                      52   Director

Ricardo Altube, Ing. (4)          65   Director

Chih Lin Chu                      35   Director

Rodolfo Guido                     51   Chief Operating Officer

G. Jack MacDonald                 36   Chief Financial Officer

Warren Johnson                    42   Chief Technology Officer

Laura Santos                      52   Secretary

Antony Robson                     51   Managing Director,
                                       DynaMotive Europe
                                       Limited
----------

     (1)  Member of the Audit Committee of the Board of Directors.
     (2)  Member of the Compensation Committee of the Board of Directors.
     (3)  Member of the Executive Committee of the Board of Directors.
     (4)  Member of the Technical Advisory Committee.

** Messrs. Boyes and Ives were Chief Operating Officer and Chief Financial Officer of the Company, respectively, until February 15, 2002.

All Directors are elected annually at the Company's Annual Meeting of Shareholders. The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of shareholders. Each director and executive officer of the Company holds office until his or her successor is duly elected and qualified or until his or her death or resignation or until he or she shall be removed in the manner provided by the Company's by-laws. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which any director or executive officer is selected. There are no family relationships between any director or executive officers.

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

Robert Andrew Kingston. Mr. Kingston was appointed President and CEO in April 1999. Mr. Kingston has held senior positions in multi-national oil companies, property and investment corporations and financial institutions in Europe, the USA and South America. From 1996 to 1999, Mr. Kingston was advisor to public and private companies in the U.S. Canada and the U.K. From 1995 to 1996, Mr. Kingston was senior advisor to the Chairman of Rotch Property Group Ltd., a UK property investment and development company with assets in excess of US $1.8 billion. From 1992 to 1995, Mr. Kingston was a financial advisor on corporate restructuring for Interpetrol S.A., a South American oil trading company that at the time was partly owned by the Argentine National Oil Company (NYSE: YPF). He held a number of positions with the Gatoil Group of Companies from 1986 to 1990, a fully integrated, privately owned oil conglomerate, including Managing Director of Gatoil Services (UK) Limited and Financial Vice President of Gatoil Enterprises Inc. (USA). He also worked for Price Waterhouse & Co. and Ducilo S.A., a subsidiary to E.I. DuPont de Nemours & Co.

Bayne Edward Boyes. Mr. Boyes was appointed Executive Vice President of the Company in March 2002 and was Chief Operating Officer from August 2001 to February 2002. He was also President and Chief Executive Officer from March 1998 to April 1999, Director of the Company since March 1992 and Chairman until May of 1995. Mr. Boyes was Secretary and Executive Vice President from March 1992 until March 1998. He has been a Director of Concert Industries Ltd. since December 1992, and was the Chairman and a Director of Consolidated Peritronics Medical Inc. from February 1993 to April 1994. Mr. Boyes has held the positions of Vice President of Finance of B.C. Place Corporation from 1981 through 1986; President of Gilbert J. Hardman & Associates from 1986 through 1993; and has been, since 1992, the President and co-founder of Neoventi Technology Corporation, Neoventi Investment Corporation and World-Link Industries. Mr. Boyes graduated in 1968 with a Business Administration Diploma from Ryerson Polytech, Toronto and received from the Society of Management Accountants of British Columbia his Certified Management Accounting designation in 1971 and his FCMA designation from the Society of Management Accountants of Canada in 1988. Mr. Boyes was Chairman and member of the Executive Committee of the Society of Management Accountants of Canada until August 2000. Mr. Boyes also was President and CEO of the Society of Management Accountants of British Columbia during the 1986-1987 term.

Curtin Winsor, Jr., Ph.D. Dr. Winsor has been a Director of the Company since June 1996. He received his MA and Ph.D. in Latin American Area Studies and History of Diplomacy from the School of International Service of American University in 1979. He served at the Department of State's Office of Congressional Relations until 1971. Dr. Winsor became Special Assistant to Senator Bob Dole, Chairman of the Republican National Committee, from June 1971 to May 1973. Moving to the private sector, he served as Manager for International Affairs at the Washington office of Chase Manhattan Bank from 1973 to 1979. He helped to found the Alliance for Free Enterprise in 1979 and served as its Deputy Director until 1983. Dr. Winsor served as US Ambassador to Costa Rica from 1983 to 1985. He continued to serve as Consultant on Central America to the Under Secretary of Defense from 1985 to 1987. Dr. Winsor is a Governor of the Donner Canadian Foundation of Toronto, and a Trustee of the Pan-American Development Foundation (of the

Organization of American States) in Washington, DC. He has been the owner of the American Chemical Services Company of Marmet, WV, which provides chemical blending, storage and distribution services for larger chemical companies servicing the coal industry for more than the past five years.

Michael McDowell, Ph.D. Dr. McDowell became a Director of the Company in January 1997. Dr. McDowell has extensive business experience in the construction materials and transportation contracting sectors. Dr. McDowell has been in private practice for the past eight years as an organizational development consultant. He was the founding President of Ashwarren International Inc. (1986) and McTar Petroleum Limited (1981). The Ashwarren companies include a national group of asphalt petroleum terminals, emulsion manufacturing plants as well as testing and engineering laboratories. Ashwarren is a wholly owned subsidiary of the Warren Paving and Materials Group in Toronto. From 1980-1986, Dr. McDowell was also President and a Director of the Group's Pacific Region. From 1973-1975, Dr. McDowell was Executive Director of Technological Education (Academic VP) at the British Columbia Institute of Technology. Dr. McDowell received a B.A.
(1966) and M.A. (1969) from the University of British Columbia. He received his Ph.D. from the United States International University in San Diego (1971) in Leadership and Human Behaviour.

Desmond Radlein, Ph.D. Dr. Radlein became a Director of the Company in December 1997. Dr. Radlein has been the President of RTI - Resource Transforms International, Ltd., an R&D company specializing in pyrolysis technology and applications, since 1994. Dr. Radlein received a B.Sc. in Chemistry (1986) from the Alcan Scholar University of the West Indies in Jamaica and M.Sc. in Theoretical Chemistry (1970) from the University of Calgary in Alberta. He received his Ph.D. from the University of Cambridge, England (1975) in Physical Chemistry. He was a member of the Board of the Waterloo Region Community Legal Services from 1994 to 1995. Dr. Radlein was also an Associate Research Professor at the Chemical Engineering Department of the University of Waterloo from 1987 to 1994. He is an inventor or co-inventor of 10 patents on pyrolysis and petroleum processing and has also authored over 20 publications in various scientific journals. Some of his research activities include: pyrolytic production of fermentable sugars, fundamental studies on biomass pyrolysis mechanisms, catalytic hydropyrolysis for hydrocarbon production and catalyst development for gasification.

Shing-Cheng Hong. Mr. Hong became a Director of the Company in December 1997. With 40 years of industrial background, Mr. Hong leads a 42 member management team of Hotung Venture Capital Corp. where he has been President since 1987. Hotung is the leading venture capital group in Taiwan and currently manages total funds of US$7 billion. Thirty-three additional venture capital funds were also established under his leadership; including Daitung VC; Yuantung VC; Litung VC; Futung VC and Wantung VC. Mr. Hong retired in 2001 from Hotung but serves as Chairman of Honho Consulting Corp. which manages the Hong Tung VC with funds of US$55 million. He is also Advisor to Taiwan based Acer SoftCapital Incorporated.

Stephen Edward Ives, LLM, LLB, FCA, CPA, FBCS. Mr. Ives became a Director of the Company in June 1999 and was Chief Financial Officer from September 1999 to February 2002. Since 1997, Mr. Ives established the Windsor Consulting Group and Windsor Group Limited and was appointed Chief Executive of Lionsgate. Over the past two years, Mr. Ives' Windsor Consulting Group has advised and participated in major corporate transactions and securitizations. Also, Mr. Ives has arranged the sale of Dukeminster Ltd. to Credit Suisse First Boston. From 1986 to 1996, Mr. Ives was a partner with Deloitte Touche in charge of IT for Europe and member of the firm's International Committee. In corporate finance, he was an advisor to British Airways on its privatization; to the Thatcher Government on the electricity privatization and the Water and Railtrack privatizations. Mr. Ives acted as an inspector for the Bank of England regarding a bank takeover and was seconded as Acting Chief Executive for eight months to Hoare Govett following its acquisition by Security Pacific.

Chih-Lin Chu. Mr.Chu became a Director of the Company in June 2001. He is General Manager for Business Development at China Strategic Holdings Limited
(CSH) since March 2000. CSH is a public company listed on Hong Kong Exchange with investments in energy, tire manufacturing, breweries, paper, pharmaceuticals and other light and heavy industries including power plants, diesel engine manufacturing, cement, chemical plants, electrical machinery and auto parts as well as information technology and e-commerce related projects. From 1999 to 2000, Mr.Chu was Vice Chairman and President, China Operation for Tricom Holdings Limited, also a public company in

Hong Kong with a focus on telecommunication products. Since 1994, Mr.Chu has been involved in business development and government relationship in China for various companies including Cathay Pacific Airline O.B.C. G.S.A., Shanghai E&T Wako Express Co. Ltd and Shanghai Tricom Limited. Mr.Chu received his MBA from the China Europe International Business School in China.

Ricardo Altube. Mr. Altube became a Director of the Company in October 2001. He is President and founding partner of TECNA SA, a renowned engineering firm based in Buenos Aires, Argentina that he founded in 1975. After graduating as Chemical Engineer from the University of Buenos Aires in 1962, he devoted his career to process plant engineering and construction, holding positions at Shell, CF Braun, UOP and Techint in Argentina and the U.S. Mr. Altube taught Chemical Plant Engineering at the University of Buenos Aires for ten years and was Head of the Department of Chemical Engineering for a period of two years. He is a member of the American Institute of Chemical Engineering, director of the Argentine Petrochemical Institute and member of the Argentine Institute of Petroleum and Natural Gas.

Rodolfo Guido. Mr. Guido was appointed Chief Operating Officer of the Company in February 2002, and prior to this appointment, he was the Company's Director of International Marketing and Trading since July 2001. He was an Associate Professor in Foreign Trade and Risk Management in the MBA program at the Buenos Aires Technological Institute and has extensive experience in foreign trade, international sales and marketing, and computer science. Mr. Guido has been an executive in many significant energy companies including Global Petroleum Corp.
(USA), Interpetrol S.A. (Argentina) and Shell International Trading Co. (U.K.). Mr. Guido was General Manager at Ecolmar S.A., Argentina where he was responsible for investment accounts in Latin America, Europe, Africa, Asia, and the Middle East.

G. Jack MacDonald, B.Comm., CFA. Mr. MacDonald was appointed Chief Financial Officer of the Company in February 2002. He is responsible for all aspects of the Company's finances and financial strategies worldwide. Mr. MacDonald is under secondment from EcoSecurities where his role is to co-ordinate the transaction of emission reductions, including CDM and JI projects, and green certificates to strategic international investors. Mr. MacDonald also co-ordinates EcoSecurities energy technology and renewable investment banking activities globally. He is a Commerce graduate from the University of British Columbia, a Chartered Financial Analyst and a Leslie Wong Fellow of the University of British Columbia's Portfolio Management Foundation. He was responsible for Western Canadian and Western US equity sales and trading for Sprott Securities a Canadian investment dealer with a significant energy and energy technology client base. Mr. MacDonald was also Vice President of Corporate Development for Hydration Technology Corporation, a California based environmental water management technology company.

Warren Johnson, P.Eng. Mr. Warren Johnson was appointed Chief Technology Officer in September 2001. Mr. Johnson leads the BioOil design engineering and construction group. Before joining the Company, he worked for 18 years in the domestic and international chemical, pulp and paper and environmental industries in process design, design and construction management, new technology development and commercialization, start-up, operations and safety. His recent responsibility included technology development and commercialization as VP, Engineering at Conor Pacific Environmental Technologies Inc. He is a Professional Engineer and holds a B.Sc. from the University of Alberta.

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

Antony Robson, FRICS. Mr. Robson was appointed Managing Director of DynaMotive Europe Limited in March 13, 2000. He is also Director, International Corporate Communications and Investor Relations for the

DynaMotive Group of Companies since 1999. He has worked extensively on property and other investments internationally and, since 1995, has been a major private shareholder and non-executive director of Minmet PLC, significant gold and other minerals exploration company. In 1992, he was appointed Chief Executive Officer of New Europe Hotels N.V. where he was professionally active in Central and Eastern Europe. Mr. Robson graduated from the University of London with a Land Management Degree in 1974 and become a Fellow of the Royal Institute of Chartered Surveyors in 1983. He was an equity Partner with White, Druce and Brown, Chartered Surveyors, London, for 13 years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

DynaMotive is a "foreign private issuer" as defined in Rule 3b-4 promulgated under the Exchange Act of 1934, as amended (the "Exchange Act"). As such, in accordance with Rule 3a12-3(b) of the Exchange Act, its securities are exempt from Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth information concerning compensation for services in all capacities to the Company for the Company's fiscal year ended December 31, 2001 and the last three fiscal years prior thereto, as applicable, to those persons who were, at December 31, 2001, the Chief Executive Officer of the Company and the three other executive officers of the Company, other than the CEO, whose total annual salary and bonus for 2001 exceeded $100,000 (collectively, with the CEO, the "Named Executive Officers") as of year end of 2001.

======================================================================================
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------
                                    Annual Compensation        Long Term Compensation
                                 -----------------------------------------------------
                                                                       Awards
                                                              ------------------------
                                                              Securities    Restricted
                                                     Other       Under      Shares or
                                                     Annual     Options/    Restricted
                                                     Compen   Warrants/SA     Share
  Name and Principal              Salary    Bonus   -sation    Rs Granted    Units(1)
      Position            Year     ($)       ($)      ($)         (#)           ($)
--------------------------------------------------------------------------------------
Robert Andrew             2001    56,490     -0-     32,280       -0-        137,190
Kingston                  2000   152,156   40,200     -0-       650,000        4,731
President and Chief       1999    64,700     -0-      -0-       800,000        -0-
Executive Officer
--------------------------------------------------------------------------------------
Richard Lin               2001    43,040     -0-      -0-         -0-         96,840
Chairman of the Board     2000   134,000   40,200     -0-       650,000        6,700
and Vice-President,       1999    69,000     -0-      -0-       300,000        -0-
Asian Affairs
--------------------------------------------------------------------------------------
Steve Ives**              2001     -0-       -0-      -0-         -0-        135,000
Chief Financial Officer   2000     -0-       -0-      -0-         -0-         85,200
                          1999     -0-       -0-      -0-       100,000        -0-
--------------------------------------------------------------------------------------
Antony Robson             2001    90,513     -0-      -0-         -0-         21,000
Managing Director,        2000    90,513     -0-     31,500     161,250        -0-
European Subsidiary       1999    24,840     -0-      -0-         -0-          -0-
======================================================================================

* Except as otherwise noted, all compensation are disclosed in U.S. dollars based upon 2001's average exchange rate of $0.6456 per dollar (2000: $0.67, 1999: $0.69, per dollar).

** The Company has executed a consulting agreement with Hebblewhite Investments Limited in January 2001 for the services of Mr. Ives to act as the Company's Chief Financial Officer. In February 2002, Mr. Ives was replaced by Mr. G. J. MacDonald in such capacity.

(1) Aggregate number and value of restricted shares held by the Named Executive Officers as at December 31, 2001. (based at $0.62 which is the closing price of the Company's of stock as of December 31, 2001).

                                        # of shares       $ Value
                                        -----------       -------
Robert Andrew Kingston                     78,655         110,766
Richard Lin                               134,777          83,561
Steve Ives                                180,000         111,600
Antony Robson                              21,000          13,020

                                  STOCK OPTIONS

     The Company granted stock options to the Named Executive Officers in 2001. There were no SAR's or warrants granted to the Named Executive Officers in 2001.

                  Option/SAR Grants in Last Fiscal Year (2001)
                               (Individual Grants)

                                               Percent of
                                                 total
                                              options/SARs
                                               granted to                              Potential      Potential
                   Number of    Number of     employees in                            realizable     realizable
                  Securities    Securities     fiscal year                              value          value
                  Underlying   Potentially     (excluding    Exercise                 assuming 5%     assuming
                   Options      Underlying     commercial     of base                   stock        10% stock
                   granted     SARs granted     options)       price    Expiration   appreciation   appreciation
     Name            (#)           (#)             (%)        ($/Sh)       Date            (#)           (#)
Andrew Kingston    44,445          -0-             9.5%       $0.75     04/30/2003        1,666          3,333
Andrew Kingston   113,378          -0-            24.4%       $0.49     12/18/2002        2,777          5,555
Richard Lin           -0-          -0-             -0-          -0-            -0-          -0-            -0-
Steve Ives            -0-          -0-             -0-          -0-            -0-          -0-            -0-
Antony Robson         -0-          -0-             -0-          -0-            -0-          -0-            -0-

* The stock options were granted to Mr. Kingston in lieu of cash compensation.

           AGGREGATE OPTION/SAR EXERCISES AND FY-END OPTION/SAR VALUES

                                                             Number of                     Value/(1)/ of
                           Shares     Value/(1)/        Unexercised Options             Unexercised Options
                          Acquired     Realized            as of 12/31/01                  as of 12/31/01
        Name                   on Exercise         Exercisable    Unexercisable    Exercisable     Unexercisable

Andrew Kingston            89,796       $5,895          500,000          718,027           $   -0-          $8,843
Richard Chen-Hsing Lin        -0-          -0-          162,182          650,000           $23,360             -0-
Steve Ives                    -0-          -0-          100,000              -0-           $22,000             -0-
Antony Robson                 -0-          -0-              -0-          100,000           $   -0-             -0-

/(1)/ Based on $0.62 per Common Share which is the closing price of the Company's shares as listed on the OTC BB as at December 31, 2001. All values are per intrinsic value.

COMPENSATION OF DIRECTORS

From January 1, 2001 to June 30, 2001, the Board was compensated as follows: a) Annual Retainer - 8,000 shares; Meeting Fees - 750 shares; c) Committee Chair's Annual Retainer - 2,000 shares and d) Committee Meeting Fees - 750 shares.

At the October 30, 2001 Board Meeting, the Board approved a new compensation plan proposed by the Compensation Committee for non-management Board and Committee members, retroactive to July 1, 2001, as follows: a) annual retainer of 16,000, 8,000 and 4,000 stock options for Board members, Committee chairs and Technical Advisory Committee members, respectively; the term of the stock options is for five (5) years and priced on the day of respective Annual General Meeting ("AGM") of Shareholders for the year, based on the lower of the price of that day or the average of the five trading days prior to the AGM date; b) Board and Committee meeting fees - Cdn$300 per meeting under two (2) hours and Cdn$1,200 per meeting over two (2) hours; Committee chairs are compensated 150% of the above rates. The fees are payable in shares with the provision that the recipient may elect to receive up to 30% in cash, and shares are priced based on the last trading day of the respective quarter at the lower of the price on such day or the previous five (5) day trading average. The Compensation Committee of the Board regularly reviews the appropriations of Director's compensation. The directors are also reimbursed for out-of-pocket expenses such as reasonable traveling, hotel and other expenses incurred in and about the business of the Company.

Executive officers of the Company who also act as directors of the Company do not receive any additional compensation for services rendered in their capacity as directors, other than as paid by the Company to such executive officers in their capacity as executive officers. See "Compensation of Executive Officers".

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

Pursuant to a Consulting Agreement, commencing January 1, 2001 for 36 months with R. Andrew Kingston, the Company pays a monthly fee of $16,140 for the services of Mr. Kingston as President and Chief Executive Officer, plus reimbursement of out-of-pocket expenses. For the year ended December 31, 2001, the Company paid Mr. Kingston a total of $225,960 of which $137,190 was paid in restricted shares, including a bonus of $32,280 also paid in restricted shares. A portion of Mr. Kingston's salary, the equivalent of $72,630 was also paid in restricted shares in connection with his participation in the Company's May 2001 and August 2001 private placements. As per consulting agreement, Mr. Kingston's compensation will be adjusted upon achievement of certain milestones.

The Company has an 18 month written agreement with Hebblewhite Investments Limited for the services of Mr. Steve Ives as Chief Financial Officer of the Company. As per agreement, Hebblewhite shall be paid 15,000 shares per month valued at $0.75 per share for the first 12 months. For the balance of the contract and not less than 30 days prior to the anniversary of the contract, any party can require a cash payment instead of shares. If a cash payment is not declared, the shares shall be valued at the average of the 20 day closing bid price of the Company's stock prior to the declaration date.

The Company also has written agreements with Messrs. Richard Lin, Chairman and Vice President, Asian Affairs, and Bayne Boyes, Chief Operating Officer as described under Item 13 Certain Relationships and Related Transactions. There are no termination plan or arrangements in respect of compensation to be received by executive officers in the event of the termination of their employment, or in the event of a change in responsibilities following a change of control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board reviews policies and practices applicable to all personnel and remuneration packages for director and officers of the Company including program implementation to ensure that appropriate policies with respect to personnel development, personal ethics and succession planning are in place. The Committee is comprised of Dr. Michael McDowell as chairman and Messrs. Andrew Kingston, Richard Lin and Bayne Boyes as members who are all management directors of the Board.

Pursuant to a Consulting Agreement, commencing January 1, 2001 for 36 months with R. Andrew Kingston, the Company pays a monthly fee of $16,140 for the services of Mr. Kingston as President and Chief Executive Officer, plus reimbursement of out-of-pocket expenses. Mr. Kingston participated in the Company's May 2001 and August 2001 private placement financings. Mr. Kingston purchased 92,122 common shares and 46,061 warrants for consideration of $73,698 with respect to the May 2001 financing and purchased 60,606 common shares and 60,606 warrants for consideration of $33,333 in the August 2001 financing.

Pursuant to a Consulting Agreement, commencing April 1, 2000 for 24 months with Cantai Property Ltd. ("Cantai") which is a company controlled by Mr. Lin, the Company paid during 2001 a monthly consulting fee of $12,105 to Cantai for the services of Mr. Lin, plus reimbursement of out-of-pocket expenses. Mr. Lin, through Cantai Property Ltd., also participated in the Company's May 2001 and August 2001 private placement financings. Cantai purchased 82,252 common shares and 41,126 warrants for consideration of $65,802 in the May 2001 private placement and purchased 30,303 common shares and 30,303 warrants for consideration of $16,666 in the August 2001 private placement.

The offers and sales of securities in the May 2001 and August 2001 financings described above to R. Andrew Kingston, President and Chief Executive Officer of the Company, and James Acheson, Chief Operating Officer of a subsidiary of the Company, were made to Accredited investors as defined under Regulation D promulgated under the Securities Act of 1933, as amended, and are therefore exempt from United States registration requirements pursuant to Regulation D.

In December 2001, the Company initiated an offer to all holders of the Company's outstanding warrants to purchase common shares, offering to reduce the exercise price of such warrants to $0.70 per common share in exchange for a corresponding reduction in the number of shares for which such warrants could be exercised. The remaining terms of the original warrants remained unchanged. As a result of their acceptance of the Company's offer, warrants exercisable for 106,667 common shares of the Company owned by R. Andrew Kingston have been reduced to be exercisable for 59,205 common shares at an exercise price of $0.70 per share and warrants exercisable for 71,429 common shares of the Company owned by Cantai, controlled by Mr. Lin, have been reduced to be exercisable for 38,047 common shares at an exercise price of $0.70 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following tabulates holdings of Common Shares of the Company by the person who, as of March 22, 2002, held as of record or was known by the Company to own beneficially 5% or more of the Company's Common Shares. As of March 22, 2002 there were 43,540,245 outstanding Common Shares, the only class of voting securities of the Company outstanding.

-----------------------------------------------------------------------------
                                          Number of             Percent
Shareholder Name and Address         Shares Beneficially     of all Common
                                            Owned          Shares Outstanding
-----------------------------------------------------------------------------
China Energy Holdings Limited/(1)/          7,000,000               16%
52/F Bank of China Tower                   Common
1 Garden Road
Hong Kong
-----------------------------------------------------------------------------

/(1)/ China Energy Holdings Limited is a wholly owned subsidiary of China Strategic Holdings Limited ("CSH"), a Hong Kong listed company. Mr. Hong Leong Oei, a former director of the Company, previously controlled CSH.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

     The following tabulates holdings of Common Shares of the Company as at March 22, 2002 by each of the Named Executive Officers and directors of the Company, individually and all of the Company's executive officers and directors, as a group. As of March 22, 2002, there were 43,540,245 outstanding Common Shares, the only class of voting securities of the Company outstanding. The table also gives effect to Common Shares underlying options and warrants in favor of officers and directors that are exercisable within 60 days of March 22, 2002. However, such options and warrants possess no voting rights. The shareholders listed below have sole voting and investment power, except as otherwise noted.

-----------------------------------------------------------------------
                                        Number of             Percent
Name and Address                   Shares/ Beneficially       of all
                                          Owned               Common
                                                              Shares
                                                            Outstanding
-----------------------------------------------------------------------
Andrew Kingston             284,398 Common Shares/(1)/           *

-----------------------------------------------------------------------
Richard Chen-Hsing Lin      1,064,443 Common Shares/(2)/       2.44%

-----------------------------------------------------------------------
Bayne Edward Boyes          1,160,370 Common Shares/(3)/       2.66%

-----------------------------------------------------------------------
Curtin Winsor, Jr., Ph.D.   80,413 Common Shares/(4)/            *

-----------------------------------------------------------------------
Michael McDowell, Ph.D.     319,158 Common Shares /(5)/          *

-----------------------------------------------------------------------
Desmond Radlein, Ph.D.      67,990 Common Shares /(6)/           *

-----------------------------------------------------------------------
Shing-Cheng Hong            65,750 Common Shares /(7)/           *

-----------------------------------------------------------------------
Steve Ives                  280,000 Common Shares /(8)/          *

-----------------------------------------------------------------------
Chih-Lin Chu                16,000 Common Shares /(9)/           *

-----------------------------------------------------------------------
Ricardo Altube              145,173 Common Shares /(10)/         *

-----------------------------------------------------------------------
Antony Robson               145,250 Common Shares /(11)/         *

-----------------------------------------------------------------------
Officers and Directors      2,170,521 Common Shares            8.72%
as a group (11 persons)
                            1,447,289 Options to purchase
                            Common Shares/(12)/

                            181,835 Warrants to purchase
                            Common Shares/(12)/
-----------------------------------------------------------------------
* less than 1%

/(1)/ Includes 166,349 Common Shares issuable upon exercise by Mr. Kingston of 107,144 options exercisable at $.35 per share and 59,205 warrants exercisable at $.70 per share.

/(2)/ Includes 342,745 Common Shares held by Cantai Property Ltd., a company controlled by Mr. Lin of which 60,000 Common Shares are held in escrow subject to the Company's attainment of certain performance criteria; also includes 225,000 Common Shares held by Neoventi, over which Shares Mr. Lin has sole voting and disposition powers. Also includes 406,861 Common Shares, issuable upon exercise by Mr. Lin of 56,000 options at $1.00 per share; 106,182 options exercisable at $.40 per share, 63,775 options exercisable at $.49 per share, 142,857 options exercisable at $.35 per share, and 38,047 warrants exercisable at $.70 per share.

/(3)/ Includes 524,628 Common Shares held by Visica Investments & Consulting Ltd. (Visica), a company controlled by Mr. Boyes; 80,000 of these shares (65,000 held by Visica and 15,000 held by Mr. Boyes) are held in escrow subject to the Company's attainment of certain performance criteria. Also includes 418,831 Common Shares issuable upon exercise by Mr. Boyes of 56,000 options at $1.00 per share; 62,831 options exercisable at $.40 per share; 100,000 options exercisable at $.50 and 200,000 options exercisable at $.80.

/(4)/ Includes 49,000 Common Shares issuable upon exercise by Dr. Winsor of 10,000 options at $1.00 per share; 15,000 exercisable at $.40 per share and 24,000 options exercisable at $.90.

/(5)/ Includes 183,341 Common Shares held by RBC Dominion Securities in trust for Dr. McDowell and 416503 BC Ltd., a company controlled by Dr. McDowell Also includes 124,000 Common Shares, issuable upon exercise by Dr. McDowell of 60,000 options at $1.00 per share; 40,000 options exercisable at $.40 per share and 24,000 options exercisable at $.90 per share.

/(6)/ Includes 5,000 Common Shares are held in escrow, the release of which depends upon the Company's attainment of certain performance criteria. Also includes 45,000 Common Shares, issuable upon exercise by Dr. Radlein of 10,000 options at $1.00 per share; 15,000 options exercisable at $.40 per share and 20,000 options exercisable at $.90 per share.

/(7)/ Includes 41,000 Common Shares at $.40 per share, issuable upon exercise by Mr. Hong of 10,000 options at $1.00 per share; 15,000 options exercisable at $.40 per share and 16,000 options exercisable at $.90 per share.

/(8)/ Includes 180,000 Common Shares held by Hebblewhite Investments Limited. Also includes 100,000 Common Shares issuable upon exercise by Mr. Ives of options at $.40.

/(9)/ Includes 16,000 Common Shares issuable upon exercise of options at $.90 per share by Mr. Chu.

/(10)/ Includes 43,333 Common Shares issuable upon exercise of 20,000 options at $.90 per share by Mr. Altube and 23,333 warrants exercisable at $.70 per share.

/(11)/ Includes 61,250 Common Shares issuable upon exercise by Mr. Robson of 61,250 warrants at $.70 per share.

/(12)/ Assumes 1,629,124 Common Shares issuable upon exercise of options and warrants held by officers and directors are issued and outstanding. The warrants issued to four of the directors and officers of the Company reflect the reduced number of warrants as a result of the directors and officers' acceptance of the Company's proposal in December 2001 to reduce the exercise price of warrants outstanding to $.70 per share in exchange for a reduction in the number of warrants outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a Consulting Agreement, commencing April 1, 2000 for 24 months with Cantai Property Ltd. ("Cantai") which is a company controlled by Mr. Lin, the Company paid during 2001 a monthly consulting fee of $12,105 to Cantai for the services of Mr. Lin, plus reimbursement of out-of-pocket expenses. For the year ended December 31, 2001, the Company paid Cantai a total of $139,880. paid in restricted shares. A portion of Mr. Lin's compensation, the equivalent of $96,840, net of issue costs, which included a bonus of $16,140 was also paid in restricted shares in connection with his participation in the Company's private placements. Cantai purchased 82,252 common shares and 41,126 warrants for consideration of $65,802 in the May 2001 private placement and purchased 30,303 common shares and 30,303 warrants for consideration of $16,666 in the August 2001 private placement. As a result of Cantai's acceptance to the Company's proposal in December 2001 to reduce the exercise price of warrants outstanding to $.70 per share in exchange for a reduction in the number of warrants outstanding, Cantai's 71,429 warrants as per above financings were reduced to 38,047. Mr. Lin can also earn a bonus of 20% of his base compensation if certain milestones are achieved.

Mr. Bayne E. Boyes, Director, is the controlling shareholder of Visica Investments & Consulting, Ltd. ("Visica"), 6088 Alma Street, Vancouver, B.C., V6N NY4. Pursuant to a consulting agreement dated August 1, 2001 and expiring on July 31, 2003, Visica will be paid for the first six months of the agreement for the services of Mr. Boyes as Chief Operating Officer of the Company, 100,000 stock options exercisable at $0.50 per share upon certain conditions being met by April 30, 2002. Subsequently, Visica will be paid a monthly consulting fee of $7,531 for the services of Mr. Boyes, plus reimbursement of out-of-pocket expenses.

The Company has an 18 month written agreement with Hebblewhite Investments Limited for the services of Mr. Steve Ives as Chief Financial Officer of the Company. As per agreement, Hebblewhite shall be paid 15,000 shares per month valued at $0.75 per share for the first 12months. For the balance of the contract and not less than 30 days prior to the anniversary of the contract, any party can require a cash payment instead of shares. If cash payment is not declared, the shares will be valued at the average of the 20-day closing bid price of the Company's stock prior to the declaration date.

Mr. Kingston, President and CEO of the Company, participated in the Company's May 2001 and August 2001 private placement financings. Mr. Kingston purchased 92,122 common shares and 46,061 warrants for consideration of $73,698 with respect to the May 2001 financing and purchased 60,606 common shares and 60,606 warrants for consideration of $33,333 in the August 2001 financing.

Mr. Lin, through Cantai Property Ltd. (Cantai), Chairman of the Company, also participated in the Company's May 2001 and August 2001 private placement financings. Cantai purchased 82,252 common shares and 41,126 warrants for consideration of $65,802 in the May 2001 private placement and purchased 30,303 common shares and 30,303 warrants for consideration of $16,666 in the August 2001 private placement.

Ricardo Altube, who became a director of the Company in October 2001, participated in the Company's August 2001 private placement and purchased 100,000 common shares and 50,000 warrants for consideration of $80,000.

James Acheson, Chief Operating Officer of the Company's subsidiary, also participated in the Company's May 2001 and August 2001 private placement financings. Mr. Acheson purchased 58,125 common shares and 29,063 warrants for consideration of $46,500 in the May 2001 private placement and purchased 63,636 common shares and 63,636 warrants for $35,000 consideration in the August 2001 private placement.

The offers and sales of securities in the May 2001 and August 2001 financings described above to R. Andrew Kingston, President and Chief Executive Officer of the Company, and James Acheson, Chief Operating Officer of a subsidiary of the Company, were made to Accredited investors as defined under Regulation D promulgated under the Securities Act of 1933, as amended, and are therefore exempt from United States registration requirements pursuant to Regulation D.

In December 2001, the Company initiated an offer to all holders of the Company's outstanding warrants to purchase common shares, offering to reduce the exercise price of such warrants to $0.70 per common share in exchange for a corresponding reduction in the number of shares for which such warrants could be exercised. The remaining terms of the original warrants remained unchanged. As a result of their acceptance of the Company's offer, warrants exercisable for 106,667 common shares of the Company owned by R. Andrew Kingston have been reduced to be exercisable for 59,205 common shares at an exercise price of $0.70 per share, warrants exercisable for 71,429 common shares of the Company owned by Cantai, controlled by Mr. Lin, have been reduced to be exercisable for 38,047 common shares at an exercise price of $0.70 per share. James Acheson, Chief Operating Officer of a subsidiary of the Company who purchased warrants exercisable for 92,699 common shares in 2001, Antony Robson, Managing Director, European subsidiary, who was granted warrants exercisable for 150,000 common shares of the Company in 2000, and Ricardo Altube, a director of the Company who purchased warrants exercisable for 50,000 common shares in 2001, also accepted the Company's offer, and currently hold warrants exercisable for 53,158 common shares, 61,250 common shares and 23,333 common shares, respectively, with an exercise price of $0.70 per share.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

          (3)  Exhibits

               Exhibit     Exhibit Description
               -------     -------------------

               3.1(a) Company Act Memorandum of DynaMotive Technologies Corporation, as amended to August 15, 2000 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB filed on August 15, 2000 and incorporated herein by reference.)

               3.1(b) Amendment to the Company act Memorandum of DynaMotive Energy Systems Corporation, dated July 3, 2001 (filed as Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q filed on August 14, 2001 and incorporated herein by reference.)

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

               10.7 Agreement, dated February 1, 1994, by and between the Company and the Ministry of Western Economic Development (filed as Exhibit 10.18 to the Company's Registration Statement on Form SB-2, Registration No. 33-98622, and incorporated herein by reference.)

               10.8 Agreement, dated February 8, 1994, by and between the Company and the Ministry of External Affairs and International Trade (filed as Exhibit 10.19 to the Company's Registration Statement on Form SB-2, Registration No. 33-98622, and incorporated herein by reference.)

               10.9           Letter Agreement for Technology, B.C. Application
                              No. 105,
                              dated May 17, 1994, by and between the Company and the Science Council of British Columbia (filed as
                              Exhibit 10.20 to the Company's Registration
                              Statement on Form SB-2, Registration No. 33-98622, and incorporated herein by reference.)

               10.10 Escrow Agreement, dated January 10, 1995, by and among the Company, Montreal Trust Company of Canada and the holders of the 3,140,900 escrowed shares (filed as Exhibit 10.21 to the Company's Registration Statement on Form SB-2, Registration No. 33-98622, and incorporated herein by reference.)

               10.11 Licensing Agreement, dated March 11, 1993, by and among the Company, Technoogy Licensing Corporation and Donald Growdon Lord (filed as Exhibit 10.27 to the Company's Registration Statement on Form SB-2, Registration No. 33-98622, and incorporated herein by reference.)

               10.12 February 9, 2000 Agreement to Purchase Patents and Rights between DynaMotive Technologies Corporation and RTI Resource Transforms International, Ltd., (filed as Exhibit 10.28 to the Company's Form 10-QSB filed on May 15, 2000, and incorporated herein by reference.)

               10.13 Agreements related to the Company's purchase of shares of Border BioFuels Limited dated April 6, 2001 (filed as Exhibit 10.1 to the Company's Form 10-Q filed on August 14, 2001, and incorporated herein by reference.)

               10.14 Alliance Agreement between the Company and Tecna S.A. dated June 25, 2001 ((filed as Exhibit 10.2 to the Company's Form 10-Q filed on August 14, 2001, and incorporated herein by reference.)

               10.15 Contribution Agreement between DTI, Border Biofuels Ltd. and the Collaboration Partners named therein, dated March 8, 2001 (filed as Exhibit
                              10.3 to the Company's Form 10-Q filed on August 14, 2001, and incorporated herein by reference.)

               10.16 Alliance Agreement between the Company and EcoSecurities Inc. dated October 1, 2001

               10.17 Consulting Agreement and Amendment between the Company and R. Andrew Kingston, dated January 1, 2001*

               10.18 Consulting Agreement between the Company and Hebblewhite Investments Limited, dated January 1, 2001*

               10.19          Consulting Agreement between the Company and
                              Visica*

                              Investments & Consulting, Ltd. dated August 1,
                              2001*

               21             Subsidiaries of the Company

               23             Consent of Auditors
     --------------------
     *  Indicates a management contract or compensatory plan of arrangement.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DYNAMOTIVE ENERGY SYSTEMS
                                              CORPORATION


                                        /s/ Andrew Kingston
                                        ----------------------------------------
                                        Andrew Kingston,
                                        President and Chief Executive Officer
                                        April 12, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                             Title                                Date
----                             -----                                ----


/s/ Andrew Kingston              President, Chief Executive Officer   April 12, 2002
------------------------------
Andrew Kingston                  and Director


/s/ G. Jack MacDonald            Chief Financial Officer              April 12, 2002
------------------------------
G. Jack MacDonald

Name                             Title                                Date
----                             -----                                ----


/s/Richard C.H. Lin              Chairman and                         April 12, 2002
------------------------------
Richard Chen-Hsing Lin           Director


/s/ Bayne E. boyes               Director and                         April 12, 2002
------------------------------
Bayne E. Boyes                   Executive Vice President


/s/ Curtin Winsor, Jr.           Director                             April 12, 2002
------------------------------
Curtin Winsor, Jr., Ph.D.


/s/ Michael McDowell             Director                             April 12, 2002
------------------------------
Michael McDowell, Ph.D.


/s/ Desmond Radlein              Director                             April 12, 2002
------------------------------
Desmond Radlein, Ph.D.


/s/ Shing-Cheng Hong             Director                             April 12, 2002
------------------------------
Shing-Cheng Hong


/s/ Ricardo Altube               Director                             April 12, 2002
------------------------------
Ricardo Altube, Ing.


                                 Director
------------------------------
Steve Ives


                                 Director
------------------------------
Chih Lin Chu

EXHIBIT INDEX
-------------

               Exhibit        Description
               -------        -----------

               10.16 Alliance Agreement between the Company and EcoSecurities Inc. dated October 1, 2001

               10.17 Consulting Agreement and Amendment between the Company and R. Andrew Kingston, dated January 1, 2001

               10.18 Consulting Agreement between the Company and Hebblewhite Investments Limited, dated January 1, 2001

               10.19 Consulting Agreement between the Company and Visica Investments & Consulting, Ltd. dated August 1, 2001

               21             Subsidiaries of the Company

               23             Consent of Auditors