Form 10-Q/A
period 2001-09-30
DYNAMOTIVE ENERGY SYSTEMS CORP
filed 2002-07-17
CIK 941625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 1


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended September 30, 2001

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission File Number:  0-27524
---------------------------------------------------------------------------
                      DYNAMOTIVE ENERGY SYSTEMS CORPORATION
              (Exact name of Registrant as specified in its charter)
---------------------------------------------------------------------------


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



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

             Class                              Outstanding July 1, 2002
      ------------------------------------------------------------------
         Common Stock, no par value                46,745,980











PART I - FINANCIAL INFORMATION

                                 TABLE OF CONTENTS

DYNAMOTIVE ENERGY SYSTEMS CORPORATION

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly Form 10-Q for the third fiscal quarter ended September 30, 2001 as filed on November 14, 2001 and is being filed to reflect the restatement of the Registrant's consolidated financial statements for that period.

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the three months ended September 30, 2001 as filed on November 14, 2001 and is being filed to restate the Registrant's consolidated financial statements for the quarter ended September 30, 2001. The restatement relates to grant amounts from the United Kingdom (UK) Government that were recorded as revenue under UK Generally Accepted Accounting Principles (GAAP) by its UK subsidiary DynaMotive Europe Ltd., for which we have subsequently determined should not have been recognized as revenue in the third quarter, 2001, under Canadian
GAAP.   These amounts should have been recorded as reductions in expenses and reductions in the cost of capital assets. This Form 10-Q/A amends quarterly results of operations for the three months ended September 30, 2001 and restates the Quarterly Consolidated Statements of Operations and Consolidated Balance Sheet for the three months ended September 30, 2001 as follows:
Revenues have been decreased by $278,086, expenses have been decreased by $280,699, other revenues and expenses have been decreased by $46,071 and minority interest has been decreased by $22,533 for the three months ended September 30, 2001. In addition, this Form 10-Q/A restates the Consolidated Balance Sheet as of September 30, 2001 as follows: current assets decreased by $86,621, Other Assets decreased by $147,708, current liabilities decreased by $29,523, other liabilities and long term debt decreased by $33,620 and shareholders' equity decreased by $170,186.

For purposes of this Form 10-Q/A, and in accordance with Rule 12B-15 under the Securities Exchange Act of 1934, as amended, each item of the 2001 third quarter Form 10-Q as filed on November 14, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement. In particular, and without limitation, in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has given certain information about the business environment applicable to the Company, the business outlook and certain forward-looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended September 30, 2001 because it was not affected by the restatement.

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

                                      1

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheets-September 30, 2001 and December 31,
                2000
            Consolidated Statements of Operations and Comprehensive Loss -
                Three and nine months ended September 30, 2001 and 2000
            Consolidated Statements of Cash Flows - Nine months ended
                September 30, 2001 and 2000
            Notes to Consolidated Financial Statements
Item 2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations

SIGNATURES









































                                      2
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

















               Consolidated Financial Statements (in U.S. dollars)


                      DYNAMOTIVE ENERGY SYSTEMS CORPORATION




                           September 30, 2001































                                      3
                     DynaMotive Energy Systems Corporation
                         CONSOLIDATED BALANCE SHEET (in U.S. dollars)

                                            September 30,      December 31,
                                                2001               2000
                                            (Unaudited)          Audited
                                          (As restated,Note 1)
                                                  $                $
---------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                          44,005     1,095,715
Accounts receivable                               179,491       298,676
Government grants receivable [note 5b and 9]      644,653       661,046
Inventory                                          17,120        20,528
Prepaid expenses and deposits                     238,584       136,848
------------------------------------------------------------------------
Total current assets                            1,123,853     2,212,813
------------------------------------------------------------------------
Deferred project costs                          3,392,258            --
Capital assets                                  2,128,769     1,526,369
Goodwill                                               --            --
Patents                                           660,016       729,938
------------------------------------------------------------------------
                                                7,304,896     4,469,120
------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities        1,691,629       560,906
Bank indebtedness -short term [note 3]            305,983       233,520
Deferred Revenue                                   52,429       103,948
Minority interest                                     525            --
------------------------------------------------------------------------
Total current liabilities                       2,050,566       898,374
------------------------------------------------------------------------
Bank Indebtedness - long term [notes 3]         2,015,778            --
Shareholders loan                                 387,957            --
Other loan                                        238,009            --
------------------------------------------------------------------------
Total liabilities                               4,692,310       898,374
------------------------------------------------------------------------
Commitments and contingencies [note 1, 5 and 6]
Shareholders' equity
Share capital, [note 4]                        24,071,595    21,040,882
Shares to be issued                               101,008       250,713
Convertible shareholders loan                     156,791            --
Contributed surplus [note 4f]                   2,151,160     1,584,997
Cumulative translation adjustment                (607,642)     (371,062)
Deficit                                       (23,260,326)  (18,934,784)
------------------------------------------------------------------------
Total shareholders' equity                      2,612,586     3,570,746
------------------------------------------------------------------------
                                                7,304,896     4,469,120
------------------------------------------------------------------------

See accompanying notes
                                      4
                     DynaMotive Energy Systems Corporation
           CONSOLIDATED STATEMENT OF LOSS AND DEFICIT (in U.S. dollars)

                                    Three Months Ended      Nine Months Ended
                                   Sept 30,    Sept 30,    Sept 30,   Sept 30,
                                     2001        2000        2001       2000
                                   Unaudited  Unaudited   Unaudited  Unaudited
                                (as restated)           (as restated)
                                       $           $          $           $
------------------------------------------------------------------------------
REVENUE
Sales [note 8]                      84,206     138,760     458,653     584,511
------------------------------------------------------------------------------
                                    84,206     138,760     458,653     584,511
------------------------------------------------------------------------------
EXPENSES
Cost of sales                      191,880      94,340     508,197     371,346
Amortization and depreciation       58,908      73,841     219,200     218,937
Interest expense                    31,574      12,370      42,886      19,597
Marketing                           85,187     135,227     488,311     637,451
Office supplies, telephone
      and insurance                137,514      82,703     307,235     203,021
Professional fees [note 6]          82,503     616,953   1,366,967   1,417,270
Royalties                               --       3,613       1,805      21,865
Rent                                97,223      64,836     267,597     133,767
Research and Development
      [note 5b and 9]               88,581      66,623     308,402     237,648
General and administrative
  salaries and benefits [note 6]   352,502     249,020   1,151,577   1,140,964
Translation loss                   181,934          --     181,934          --
------------------------------------------------------------------------------
                                 1,307,806   1,399,526   4,844,111   4,401,866
------------------------------------------------------------------------------
Loss from operations            (1,223,600) (1,260,766 )(4,385,458) (3,817,355)

OTHER REVENUE AND EXPENSES
Bad debt expense                   (46,081)         --     (46,081)         --
Interest income                      8,030      13,886      18,455     125,841
Loss on asset disposals             (3,580)         --      (4,047)    (24,615)
Capital tax expenses                    --          --     (53,765)         --
------------------------------------------------------------------------------
                                   (41,631)     13,886     (85,438)    101,226
------------------------------------------------------------------------------
                                (1,265,231) (1,246,880) (4,470,896) (3,716,129)
Minority interest                   70,204          --     145,354          --
------------------------------------------------------------------------------
Loss for the Period             (1,195,027) (1,246,880) (4,325,542) (3,716,129)
Deficit, beginning of period   (22,065,299)(16,647,160)(18,934,784)(14,177,911)
------------------------------------------------------------------------------
Deficit, end of period         (23,260,326)(17,894,040)(23,260,326)(17,894,040)
------------------------------------------------------------------------------
Weighted average number of
common shares Outstanding       36,257,840  34,048,212  35,258,963  32,138,953
------------------------------------------------------------------------------
Loss per common share              (0.03)      (0.04)       (0.12)      (0.12)
------------------------------------------------------------------------------

See accompanying notes
                                      5
                     DynaMotive Energy Systems Corporation
                      CONSOLIDATED STATEMENT OF CASHFLOW

                                                  (expressed in U.S. dollars)

                                                      Nine months Ended
                                                     Sept 30      Sept 30,
                                                      2001          2000
                                                   Unaudited     Unaudited
                                                  (as restated)
                                                        $             $
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                (4,325,542)    (3,716,129)
Add items not involving cash:
     Amortization and depreciation                    219,200        218,937
     Minority interest                               (145,354)            --
     Loss on asset disposal                             4,047         24,615
     Translation loss                                 181,934             --
     Stock based compensation                       1,643,407      1,616,220
Net change in non-cash working capital
balances related to operations [note 7]                76,723        (90,617)
------------------------------------------------------------------------------
Cash used in operating activities                  (2,345,585)    (1,946,974)
------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in bank indebtedness                         113,271          91,966
Decrease in loan from shareholder                      (3,175)             --
Increase in other loans                               200,645              --
Decrease in convertible shareholders loan             (15,985)             --
Share capital issued                                1,805,673       4,436,129
------------------------------------------------------------------------------
Cash provided by financing activities               2,100,429       4,528,095
------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in patents costs                             (14,190)        (29,280)
Purchase of capital assets (net of
  government grants)                                 (775,243)       (596,793)
Acquisition disbursement                              (70,243)             --
------------------------------------------------------------------------------
Cash used in investing activities                    (859,676)       (626,073)
------------------------------------------------------------------------------

Effect of exchange rate changes on cash                53,122         (50,415)
------------------------------------------------------------------------------

Increase (decrease) in cash and cash
   equivalents during the period                   (1,051,710)       1,904,633
Cash and cash equivalents at beginning of period    1,095,715          223,769
------------------------------------------------------------------------------
Cash and cash equivalent at end of period              44,005        2,128,402
------------------------------------------------------------------------------

See accompanying notes

                                      6
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 1. RESTATEMENT OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

The restatement relates to grant amounts from the UK Government that were recorded as revenue under UK GAAP by its UK subsidiary DynaMotive Europe Ltd., for which we have subsequently determined should not have been recognized as revenue in the third quarter, 2001, under Canadian GAAP. These consolidated financials statements restate the Quarterly Consolidated Statements of Operations and Consolidated Balance Sheet for the three months ended September 30, 2001 as follows: Revenues have been decreased by $278,086, expenses have been decreased by $280,699, other revenues and expenses have been decreased by $46,071 and minority interest has been decreased by $22,533 for the three months ended September 30, 2001. In addition, this Form 10-Q/A restates the Consolidated Balance Sheet as of September 30, 2001 as follows: current assets decreased by $86,621, Other Assets decrease by $146,708, current liabilities decreased by $29,523, other liabilities and long term debt decreased by $33,620 and shareholders' equity decreased by $170,186. The restatement has resulted in an increase in net loss for the three months ended September 30, 2001 of $65,991 ($0.00 per share).

                                    Three Months Ended September 31, 2001
                                   Previously     Restatement
                                    reported      Adjustments     As Restated
                                       $               $               $
-------------------------------------------------------------------------------
Consolidated Statement of Operations:
   Revenues                          362,292       (278,086)           84,206
   Expenses                        1,588,505       (280,699)        1,307,806
   Loss from operations           (1,226,213)         2,613        (1,223,600)
   Other revenue and expense           4,440        (46,071)          (41,631)
   Minority interest                  92,737        (22,533)           70,204
   Loss for the Period            (1,129,036)       (65,991)       (1,195,027)
   Per common share:
   Loss for the period:
      - Basic                          (0.03)                           (0.03)

Consilidated Balance Sheet:
   Current assets                  1,210,474        (86,621)        1,123,853
   Other assets                    6,327,751       (146,708)        6,181,043
                                  -------------------------------------------
   Total assets                    7,538,225       (233,329)        7,304,896
                                  -------------------------------------------

   Current liabilities             2,080,089        (29,523)        2,050,566
   Other liabilities & long-
      Term debt                    2,675,364        (33,620)        2,641,744
   Shareholders' equity            2,782,772       (170,186)        2,612,586
                                  -------------------------------------------
   Total liabilities &
       Shareholders' equity        7,538,225       (233,329)        7,304,896
                                  -------------------------------------------

                                      7
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 1. RESTATEMENT OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
        (Cont'd)

                                     Nine Months Ended September 31, 2001
                                   Previously     Restatement
                                    reported      Adjustments     As Restated
                                       $               $               $
-------------------------------------------------------------------------------
Consolidated Statement of Operations:
   Revenues                          805,227       (346,574)          458,653
   Expenses                        5,124,810       (280,699)        4,844,111
   Loss from operations           (4,319,583)       (65,875)       (4,385,458)
   Other revenue and expense          39,367        (46,071)           85,438
   Minority interest                 150,765         (5,411)          145,354
   Loss for the Period            (4,208,185)      (117,357)       (4,325,542)
   Per common share:
   Loss for the period:
      - Basic                          (0.12)                           (0.12)

Consilidated Balance Sheet:
   Current assets                  1,210,474        (86,621)        1,123,853
   Other assets                    6,327,751       (146,708)        6,181,043
                                  -------------------------------------------
   Total assets                    7,538,225       (233,329)        7,304,896
                                  -------------------------------------------
   Current liabilities             2,080,089        (29,523)        2,050,566
   Other liabilities & long-
      Term debt                    2,675,364        (33,620)        2,641,744
   Shareholders' equity            2,782,772       (170,186)        2,612,586
                                  -------------------------------------------
   Total liabilities &
       Shareholders' equity        7,538,225       (233,329)        7,304,896
                                  -------------------------------------------

Note 2. NATURE OF BUSINESS

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

The Company's primary focus is to commercialize its patented BioOil production technology and establish this technology as the worldwide industry standard for production of BioOil clean fuels. With the recent acquisition of Border Biofuels Ltd, the Company will gain access to BioOil fuelled electricity projects in the United Kingdom ("UK") over a 15-year period. The Company has developed, patented, or acquired three primary technologies: (1) BioTherm(TM), a biomass-to-
                                      8
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 2. NATURE OF BUSINESS (cont'd)

energy technology that converts low value forest waste and agricultural by-products into liquid BioOil, which can be used as a fuel or as a raw material for the production of various derivative products; (2) DynaPower(R), a metal cleaning process that does not involve the use of chemicals; and (3) actuator technologies used in both steel and aluminum welding. To date, the Company's principal revenues have been derived from the sales of the actuators and sales of DynaPower(R) systems to various customer applications. The principal market for the Company's metal cleaning business is in the United States, while the principle market for near term BioOil related business is in the UK.

These financial statements have been prepared on the going concern basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of operations for the foreseeable future.

The Company incurred a net loss of $4,325,542 for first nine months of 2001 and as at September 30, 2001 has a deficit of $23,260,326.

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

SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with accounting principles generally accepted in the United States of America is detailed in note 11.

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


                                      9
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 2. NATURE OF BUSINESS (cont'd)

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


                                      10
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 2. NATURE OF BUSINESS (cont'd)

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

Patents

Patents consist of the consideration paid for the patents and related legal costs and are amortized over the lesser of the estimated useful life of the related technology and the life of the patent commencing with commercial production. If management determines that development of products to which patent costs relate is not reasonably certain, or that costs exceed recoverable value, such costs are charged to operations.
                                      11
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 2. NATURE OF BUSINESS (cont'd)

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




                                      12
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 2. NATURE OF BUSINESS (cont'd)

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

Note 3. BANK INDEBTEDNESS

[a] The Company has an authorized credit facility up to a maximum of $316,957 [$Cdn. 500,000]. As collateral for the loan, the Company has provided the lender a General Security Agreement providing a lien on all present and future assets. Amounts borrowed are repayable within 120 days from the date of borrowing and as at September 30, 2001 $285,261, (Cdn. $450,000) has been drawn down on this loan.

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

[b] The Company's subsidiary Border Biofuels Limited (BBL) has extended a credit facility agreement with Bank of Scotland for a maximum of $1,715,346 (GBP 1,162,789). Under this agreement, Bank of Scotland has the security right over the assets of BBL and its subsidiaries. Interest charge is calculated daily on annualized based rate plus 3%. The borrowed amount must be repaid together with interest by Mach 30, 2004 or earlier from audited profits generated in BBL and its subsidiaries prepared in accordance with UK GAAP.
As of September 30, 2001,
                                      13
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 3. BANK INDEBTEDNESS (cont'd)

$1,692,987 (GBP 1,147,632) has been drawn down on the credit facility. The fair market value of the loan on September 30, 2001 approximates its carrying value.

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

[c] The Company's subsidiary Border Biofuels Limited (BBL) has entered a loan facility with Bank of Scotland for a maximum of $295,040 (GBP 200,000). Under this agreement, Bank of Scotland has the security right over the assets of BBL and its subsidiaries. Interest charge is calculated daily on annualized based rate plus 3%. The borrowed amount must be repaid together with interest by March 30, 2003. The Company has provided a guarantee for this amount. As of September 30, 2001, $322,815 (GBP 218,828) has been drawn down on this facility. The fair market value of the loan on September 30, 2001 approximates its carrying value.

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

[d] Included in Short-term Bank indebtedness is the Company's subsidiary DynaMotive Europe Limited's bank overdraft of $20,722 (GBP 14,047) as of September 30, 2001.

Note 4. SHARE CAPITAL

[a] Authorized share capital

                                             September 30,    December 31,
                                                2001               2000
                                                  $                 $
------------------------------------------------------------------------------
Authorized
   100,000,000 common shares
   100,000,000 preferred shares Class A with $5.00 par value

Issued and outstanding
39,908,436 common shares
          [December 31, 2000 - 35,851,060]      $24,071,595   $21,040,882
-----------------------------------------------------------------------------

                                      14
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 4. SHARE CAPITAL (Cont'd.)

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

[vi] 149,946 common shares were issued pursuant to the exercise of options at $0.40 per common share for cash.

                                                       $            Number of
                                                                     Shares
------------------------------------------------------------------------------
Share Capital, December 31, 2000                   21,040,882      35,851,060
Private placement issued for cash                   1,745,695       2,314,405
Private placement issued, non cash                    201,125         279,813
Shares issued from exercise of options for cash        59,978         149,946
Shares issued, directors & employees compensation      77,874          87,979
Shares issued, for commercial services                946,041       1,225,233
------------------------------------------------------------------------------
Balance, September 30, 2001                        24,071,595      39,908,436
------------------------------------------------------------------------------

Shares to be issued

At September 30, 2001, the Company has 182,100 Common shares to be issued to an officer and non-employees for services rendered under compensation arrangements

[b] Escrow agreement

At December 31, 1998, 1,232,000 common shares were held in escrow to be released at a rate of one share for each $0.17 of "cash flow" as defined in the agreement, generated by the Company.

                                      15
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 4. SHARE CAPITAL (cont'd.)

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

[c]  Stock Options

At September 30, 2001 the following stock options to Directors, employees and others were outstanding:

   No. of common      Exercise Price
  shares issuable            $           Date of expiry
---------------------------------------------------------------------------
        549,236            0.40        October 28, 2001 - December 10, 2004
        100,000            0.50        January 31, 2005
        255,400            0.75        January 31, 2002 - January 31, 2004
        861,500            1.00        January 31, 2002 - February 28, 2005
      2,610,000            1.50        May 30, 2002 - May 31, 2006
         20,000            1.95        June 14, 2005
         34,222            2.00        July 31, 2001 - December 19, 2002
          6,000            2.75        December 1, 2002
         12,000            3.13        November 15, 2001
          3,985            4.00        October 31, 2002
         50,000            5.50        November 12, 2001
---------------------------------------------------------------------------
      4,502,343
---------------------------------------------------------------------------

From time to time, the Company has provided incentives in the form of share purchase options to the Company's directors, officers and employees. The Company has reserved 5,986,265 (15%) of common shares for issuance upon the exercise of stock options of which at September 30, 2001 1,483,922 are available to be granted. The exercise price and the vesting terms of the options are etermined by the Compensation Committee. The exercise price will generally be at least equal to the market price of the common shares at the date of the grant and the term may not exceed five years from the date of the grant. Stock options granted are also subject to certain vesting provisions as determined by the Compensation Committee.


                                      16
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 4. SHARE CAPITAL (cont'd.)

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                       No. of Common       Weighted Average
                                      Shares Issuable       Exercise Price
---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997            1,547,385                 2.58
---------------------------------------------------------------------------
Options granted                         872,635                 0.46
Options cancelled                      (478,566)                2.48
Options exercised                       (96,943)                0.75
---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998            1,844,511                 0.73
---------------------------------------------------------------------------
Options granted                       1,070,863                 1.11
Options cancelled                      (262,634)                0.97
Options exercised                      (242,601)                0.46
---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999            2,410,139                 0.90
---------------------------------------------------------------------------
Options granted                       3,885,500                 1.17
Options cancelled                      (265,278)                1.63
Options expired                         (63,600)                2.26
Options exercised                      (737,119)                0.54
---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000            5,229,642                 1.14
---------------------------------------------------------------------------
Options granted                         234,445                 1.22
Options cancelled                            --                   --
Options expired                         (15,000)                2.00
Options exercised                      (946,744)                0.74
---------------------------------------------------------------------------
BALANCE, SPETEMBER 30, 2001            4,502,343                1.55
---------------------------------------------------------------------------

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

Included in the options granted in 2001, were 60,000 options to a non-employee for services performed for the Company. The valuation of this stock based compensation is to be recorded at fair value when the related services are performed.

                                      17
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 4. SHARE CAPITAL (cont'd.)

[d]  Common share purchase warrants

(1) At September 30, 2001 common share purchase warrants outstanding were follows:

                   Number of Common  Exercise  Expiration
                    Shares Issuable   Price      Date
---------------------------------------------------------------------------
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


                                      18
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 4. SHARE CAPITAL (cont'd.)

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
---------------------------------------------------------------------
       1,486,667
---------------------------------------------------------------------

                                      19
























































DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 4. SHARE CAPITAL (cont'd.)

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


Note 5. COMMITMENTS AND CONTINGENCIES

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














                                      20
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 5. COMMITMENTS AND CONTINGENCIES (cont'd)

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

Note 6. RELATED PARTY TRANSACTIONS

In addition to the transactions described in Note 4, the Company had the following transactions with related parties:
                                      21
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 6. RELATED PARTY TRANSACTIONS (cont'd)

[a] Consulting fees and salaries of $415,979 for first nine months of 2001 and $365,430 for the first nine months of 2000 have been paid to Directors (or companies controlled by Directors) of the Company.

[b] The Company's subsidiary Border Biofuels Limited has loan agreement with two of its directors totaling $326,926 (GBP 231,012). The loan bear interest at annual LIBOR rate plus 3.5% calculated monthly. The loan, which has the similar repayment term as that of Bank of Scotland loan (Note 3[b]), is repayable upon Border Biofuels Ltd. achieving net positive relevant profit under Generally Accepted Accounting Principles in the United Kingdom ("UK GAAP"). Relevant profit is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time.

The Company's subsidiary Border Biofuels Limited also has loan agreements with its shareholders totaling, $158,796 (GBP 112,208). These loans can be conditionally converted to DynaMotive's common shares at the higher rate of $3.00 per share or the prevailing market price at the time BBL achieves net positive relevant profit under UK GAAP. Relevant profit is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time. As of September 30, 2001, the outstanding loan amount, approximating its carrying value, is $161,082 (GBP 109,193).

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








                                      22
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 7. NET CHANGE IN NON-CASH WORKING CAPITAL BALANCES

                                            Nine months          Nine months
                                              ended               ended
                                           Sept 30, 2001       Sept 30, 2000
                                                $                   $
-----------------------------------------------------------------------------
Accounts and government
grants receivable                             64,536              54,877
Work in progress/Inventory                     2,445              35,156
Prepaid expenses and deposits               (105,344)           (213,395)
Accounts payable and accrued liabilities     162,606               4,469
Deferred revenue                             (47,520)             28,276
-----------------------------------------------------------------------------
                                              76,723             (90,617)
-----------------------------------------------------------------------------
Supplementary information
-----------------------------------------------------------------------------
Interest paid                                 42,886              19,597
-----------------------------------------------------------------------------

Note 8. MAJOR CUSTOMERS

[a] The Company sells to multiple customers. The majority of sales for the nine months ended September 30, 2001 were derived from 2 customers each representing 23%, and 22%, respectively of consolidated sales. The majority of sales for the year ended September 30, 2000 were derived from 3 customers each representing 52%, 36% and 12% respectively of consolidated sales. As at September 30, 2001 the aggregate accounts receivable balances relating to these customers was $15,821 (September 30, 2000 - $40,741).

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


Note 9. GOVERNMENT ASSISTANCE

Government assistance in the amount of $936,338 has been recorded as a reduction of expenditures for the first nine months of 2001.

In addition to government assistance disclosed in note 5[b], during 2000, the Company entered into a contribution agreement with Natural Resources Canada whereby the Company is entitled to receive a maximum of $163,623 (Cdn - $250,000) as defined in the agreement. The

                                      23
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 9. GOVERNMENT ASSISTANCE (cont'd)

contribution is non-repayable. In 2000, $163,623 was claimed of which 100% has been received by September 30,2001.

During the first quarter of 2001, the Company's subsidiary Border Biofuels Limited (BBL) entered into a contribution agreement with Department of Trade and Industry (DTI), a department of the United Kingdom government, whereby BBL and its collaboration partners are entitled to receive $1,696,694 (GBP 1,161,300) under the New & Renewable Energy Programme between January 9, 2001 and July 8, 2003. DynaMotive is named one of the collaboration partners to the program. Except for the proceeds from disposing project assets, the contribution is non repayable. As at September 30, 2001, $342,875 has been claimed of which $89,468 is included in government grants receivable as at September 30, 2001.


NOTE 10. SEGMENTED INFORMATION

The Company has six reportable segments. The segments are DynaPower(R), Actuators, BioTherm(TM), Corporate, Border Biofuels, and Other. DynaPower(R) is process for cleaning metal without the use of chemicals. The actuator technology is used in both steel and aluminum welding. BioTherm(TM) is a biomass-to-energy technology that converts low value forest waste and agricultural by-products into BioOil, while Corporate consists of interest and administrative costs. Acquired subsidiary operation Border Biofuels specializes in the development of green power projects in the United Kingdom. Other includes a pulverizing technology, which disintegrates a variety of solid materials and organic waste into a form suitable for the production of BioOil.

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
















                                      24
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

NOTE 10. SEGMENTED INFORMATION (cont'd)

                                            September             September
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
REVENUE
Actuator                                          --                   --
DynaPower(R)                                 276,552              583,700
BioTherm(TM)                                      --                  811
Other                                             --                   --
Border Biofuels                              182,010                   --
Corporate                                         --                   --
------------------------------------------------------------------------------
                                             458,562               584,511
------------------------------------------------------------------------------
LOSS FOR THE PERIOD
Actuator                                     (15,403)              (13,118)
DynaPower(R)                                (261,854)             (244,628)
BioTherm(TM)                                (699,821)             (803,731)
Other                                        (30,019)              (11,990)
Border Biofuels                             (662,726)                   --
Corporate                                 (2,655,719)           (2,642,662)
------------------------------------------------------------------------------
                                          (4,325,542)           (3,716,129)
------------------------------------------------------------------------------
























                                      25
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

NOTE 10. SEGMENTED INFORMATION (cont'd)

                                           September            December
                                              2001                2000
                                                $                   $
----------------------------------------------------------------------------
CAPITAL EXPENDITURES, INCLUDING PATENTS
(NET OF GRANT & DISPOSAL)
Actuator                                         --                    --
DynaPower(R)                                 (27,243)              111,557
BioTherm(TM)                                 252,315             1,110,863
Other                                         65,261                 3,984
Border Biofuels                              487,392                    --
Corporate                                     11,707               224,463
------------------------------------------------------------------------------
                                             789,432             1,450,867
------------------------------------------------------------------------------

                                           September              September
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
AMORTIZATION
Actuator                                      15,403                13,118
DynaPower(R)                                  74,445                72,064
BioTherm(TM)                                  74,935                96,448
Other                                          8,959                11,990
Border Biofuels                                4,779                    --
Corporate                                     40,679                25,317
------------------------------------------------------------------------------
                                             219,200               218,937
------------------------------------------------------------------------------

                                            September             December
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
TOTAL ASSETS
Actuator                                      40,748               63,737
DynaPower(R)                                 330,792              476,462
BioTherm(TM)                               1,606,567            1,429,496
Other                                        130,482               75,295
Border Biofuels                            2,417,019                   --
Corporate                                  2,779,288            2,424,130
------------------------------------------------------------------------------
                                           7,304,896            4,469,120
------------------------------------------------------------------------------



                                      26






















































DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

NOTE 10. SEGMENTED INFORMATION (cont'd)

Geographic Information

The Company holds substantially all of its capital assets in Canada and UK, and revenues from external customers by customer location is as follows:

                                           September              September
                                              2001                  2000
                                                $                     $
------------------------------------------------------------------------------
Revenue
United States                                112,019               505,860
Italy                                          5,478                11,206
Canada                                       109,908                62,491
France                                        48,787                    --
United Kingdom                               182,461                    --
Other                                             --                 4,954
------------------------------------------------------------------------------
                                             458,653               584,511
------------------------------------------------------------------------------


Note 11. Reconciliation of generally accepted accounting principles

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





                                      27
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 11. Reconciliation of generally accepted accounting principles (cont'd.)

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















                                      28
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

NOTE 11. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

                                       Three     Three      Nine      Nine
                                       months    months    months    months
                                       ended     ended      ended     ended
                                      Sept 30,  Sept 30,   Sept 30,  Sept 30,
                                        2001      2000      2001       2000
                                          $         $         $          $
------------------------------------------------------------------------------
Loss for the period, Canadian GAAP(1,195,027)(1,246,880)(4,325,542)(3,716,129)
Adjustment for patent
    cost amortization                    249     (1,127)    (3,664)     8,940
Adjustment for stock-based
    Compensation                      (4,167)   (12,075)   (15,136)   (12,075)
------------------------------------------------------------------------------
Loss for the year, as adjusted    (1,198,945)(1,260,082)(4,344,342)(3,719,264)
------------------------------------------------------------------------------
Unrealized losses on foreign
    currency translation            (210,590)    25,650   (236,580)   (51,303)
------------------------------------------------------------------------------
Loss for the year, as adjusted    (1,409,535)(1,234,432)(4,580,922)(3,770,567)
------------------------------------------------------------------------------
Weighted average number of
      common shares outstanding   36,257,840  34,048,212 35,258,963 32,138,953
------------------------------------------------------------------------------
Loss per common share                  (0.04)      (0.04)     (0.13)    (0.12)
------------------------------------------------------------------------------

The three months ended March 31, 2000, six months ended June 30, 2000 and nine months ended September 30, 2000 balances have been restated. A schedule of the restatements is detailed in note 13.

Consolidated balance sheet items which vary significantly under accounting principles generally accepted in the United States would be as follows:

                                         September 30,            December 31,
                                             2001                   2000
                                              $                      $
------------------------------------------------------------------------------
Patents                                    627,396                 651,558
------------------------------------------------------------------------------
Total assets                             7,222,851               4,390,740
------------------------------------------------------------------------------
Share capital                           26,475,749              23,409,409
Share to be issued                         101,008                 250,713
Contributed surplus                      2,151,160               1,584,997
Cumulative translation adjustment         (607,642)               (371,062)
Deficit                                (25,726,033)            (21,381,691)
------------------------------------------------------------------------------
Shareholders' equity                     2,394,242               3,492,366
------------------------------------------------------------------------------


                                      29






















































DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

NOTE 11. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.)

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

Supplemental disclosure of pro forma loss and loss per share:

                                           September 30 2001     June 30, 2000
------------------------------------------------------------------------------
Pro forma loss                                  4,344,342         3,716,264
Pro forma loss per share                            (0.12)            (0.12)
------------------------------------------------------------------------------

Note 12. ACQUISTION OF BORDER BIOFUELS LIMITED

The Company acquired 75% of the outstanding common shares of Border Biofuels Limited's (BBL), a United Kingdom Green Power project development company, on April 6, 2001 for a nominal cash consideration of GBP 1. The Company has the option to acquire the balance of BBL's equity (25%) for $1,570,704
(GBP 1,108,628) in DynaMotive stock at the higher rate of $3.00 per share or the prevailing market price at the time BBL achieve net positive relevant profit under UK GAAP. Relevant profit is defined as the amount obtained by deducting the accumulated liabilities from the retained profit, at any given time.

Furthermore, as part of the transaction, BBL restructured its debt with its Bankers ($1,645,567 (GBP 1,162,789), see Note 3[b]). This debt will be repaid from profits generated by BBL with no recourse to the Company. Further in connection with the acquisition, the Company provided a guarantee of $283,038 (GBP 200,000) to BBL's banker.
                                      30
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

Note 12. ACQUISTION OF BORDER BIOFUELS LIMITED (cont'd.)

The acquisition of BBL was accounted using the purchase method. The consolidated financial statement reflected the results of operation of Border Biofuels Limited from the date of acquisition through September 30, 2001. The total assets acquired amounted to $4,000,115 (GBP 2,825,730), and the total liabilities acquired were $3,402,482 (GBP 2,404,258). The net asset was calculated to be $597,633 (GBP 421,472), of which $149,427 (GBP 105,368)
represented minority interest. Given the purchase price of GBP 1, the acquisition resulted in a negative goodwill (75%) of $448,225 (GBP 316,102). This amount is used to reduce the corresponding portion of acquired BBL goodwill from prior investments ($365,249, (GBP 257,798)). The remaining credit balance was used to reduce deferred project costs ($82,606, (GBP 58,305)).


Note 13.  CHANGES IN PRIOR YEAR BALANCES

Certain options, warrants and shares issued to non-employees were issued at a price other than market price in the prior year. The prior year's nine month ended September 30, 2000 balances have been restated as follows:

































                                      31
DynaMotive Energy Systems Corporation

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     September 30, 2001                                   (in U.S. dollars)

                                  Three       Three       Three       Nine
                                  months      months      months      months
                                  ended       ended        ended      ended
                                  Mar 31,     Jun 30,     Sept 30,    Sept 30,
                                   2000        2000         2000        2000
                                     $          $            $           $
------------------------------------------------------------------------------
Deficit as at December 31,1999  14,177,911  15,326,966  16,229,676  14,177,911
Net loss for the period before
   Restatements                  1,149,055     902,710     753,903   2,805,668
------------------------------------------------------------------------------
Deficit before restatements     15,326,966  16,229,676  16,983,579  16,983,579
------------------------------------------------------------------------------
Restatements for the period
  Balance b/f previous quarter          --     290,568     417,483          --
  Marketing expenses                 6,875      30,491          --      37,366
  Office supplies, Telephone
      And insurance                (15,617)     75,418     (26,569)     33,232
  Professional fees                283,693      96,424     843,234   1,223,351
  General & administrative salaries     --          --         (15)       (15)
  Board compensation & staff bonus      --          --    (276,665)  (276,665)
  Overtime settlement expenses          --          --     (65,616)   (65,616)
  SAR Redemption                        --          --      (7,960)    (7,960)
  Interest & other income           15,617     (75,418)     26,569    (33,232)
------------------------------------------------------------------------------
Total adjustments c/f to
      next period                  290,568     417,483     910,461     910,461
------------------------------------------------------------------------------

Deficit after restatements      15,617,534  16,647,159  17,894,040  17,894,040
------------------------------------------------------------------------------

Weighted average number of
     Common shares outstanding  29,626,768  33,915,151  34,048,212  32,138,953
------------------------------------------------------------------------------
Loss per common share after
      restatements                  (0.05)     (0.04)      (0.04)       (0.12)
------------------------------------------------------------------------------

Note 14. COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current year.







                                      32
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein. The Company's quarterly operating results have been and will continue to be affected by a wide variety of factors that could materially and adversely affect revenues and profitability. These include factors relating to competition, such as competitive pricing pressure and the potential introduction of new products by competitors; manufacturing factors, including constraints in the Company's supply of products from outside manufacturing and ssembly operations and shortages or increases in the prices of raw materials and components; sales and distribution factors, such as changes in customer base or distribution channels resulting in lower margins or the loss of a significant alliance partner; new product development and introduction problems, such as increased research, development, marketing and beta test expenses associated with new product introductions, and delays in the introduction of new products and technologies; as well as other factors, including levels of expenses relative to revenue levels, personnel changes, expenses that may be incurred in litigation, and fluctuations in foreign currency exchange rates. The Company has experienced and expects to continue to experience fluctuations in operating results, and there can be no assurance that the Company will achieve profitability in the future.

   In this Report, unless the context otherwise requires, the terms the "Company" and "DynaMotive" refer to DynaMotive Energy Systems Corporation and its subsidiaries. The Company is currently listed on the over-the-counter bulletin board (OTCBB) under the symbol: DYMTF.OB.

1. Restatement of the Three and Nine Months Ended September 30, 2001

   The restatement relates to grant amounts from the UK Government that were recorded as revenue under UK GAAP by its UK subsidiary DynaMotive Europe Ltd., for which we have subsequently determined should not have been recognized as revenue in the third quarter, 2001, under Canadian GAAP. As a result, the consolidated financials statements for the three and nine months ended September 30, 2001 are revised as follows: For the three months ended September 30, 2001 revenues have been decreased by $278,086, expenses have been decreased by $280,699,







                                      33
other revenues and expenses have been decreased by $46,071 and minority interest has been decreased by $22,533. For the nine months ended September 30, 2001 revenues have been decreased by $346,574,expenses have been decreased by $280,699, other revenues and expenses have been decreased by $46,071 and minority interest has been decreased by $5,411. Also, this Form 10-Q/A restates the Consolidated Balance Sheet as of September 30, 2001 as follows: current assets decreased by $86,621, Other Assets decrease by $146,708, current liabilities decreased by $29,523, other liabilities and long term debt decreased by $33,620 and shareholders' equity decreased by $170,186. The restatement has resulted in an increase in net loss for the nine months ended September 30, 2001 of $117,357 ($0.00 per share).


2. Introduction

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

   During the second quarter of 2001, the Company acquired 75% of the outstanding common shares of Border Biofuels, a UK Green Power project development company, for a cash consideration of 1 pound sterling, along with a guarantee of GBP 200,000 of Border BioFuels indebtedness. The transaction also provided the Company a right to purchase the balance of Border BioFuels for GBP 1,108,628 in DynaMotive stock at the higher rate of $3.00 per share or the prevailing market price at the time Border Biofuels achieves profitability. Border Biofuels owns 69 Megawatts of BioOil fuelled electricity projects under 15-year power purchase agreements under the Non Fossil Fuel Obligation and Scottish Renewable Obligation programs of the UK government. Revenues under these agreements could potentially exceed $800,000,000 over the 15-year period.

   As of September 30, 2001, DynaMotive and its wholly owned subsidiaries have active inventions protected by patents issued and patents pending via in-house development or license, with the earliest U.S. patent scheduled to expire on December 3, 2010.










                                      34
3. Results Of Operations

   The Company's financial statements have been prepared in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with accounting principles generally accepted in the United States of America are detailed in note 11 of the Company's consolidated financial statements. Financial information concerning the Company's industry segments is summarized in Note 10 to Consolidated Financial Statements.

   Total sales revenues for the third quarter of 2001 decreased to $84,206 while the same quarter for 2000 generated $138,760 of revenues. Revenue for the third quarter of 2001 was lower than the same quarter in 2000 due to the decline in DynaPower commercial sales due to a weaker economy and announced ivestiture of the DynaPower business. On a comparative basis, revenue generated from the Company's metal cleaning business for the first nine months of 2001 and 2000 were $276,552 and $583,700, respectively. Again, this decrease was due to a decline in commercial sales volume of its DynaPower(R) metal cleaning systems due to a weaker economic environment and the announced divestiture of the business.

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

   Cost of sales in the third quarter of 2001 increased to $191,880, from $94,340 in the same period of 2000 due to corresponding higher unit costs at DynaPower and due to costs at the Company's UK subsidiary DynaMotive Europe Ltd. For the three months ended September 30, 2001, the gross margin was - 127.9% compared to 32.0% in the same period of 2000. The quarter-to-quarter decrease in gross margin is due to lower unit margins within DynaPower and negative margins at DynaMotive Europe Ltd.

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

   General and administrative salaries and benefits increased to $352,502 in the third quarter of 2001 compared to $249,020 in the same period of 2000. The increase reflects the increased cost structure resulting from the acquisition of Border Biofuels.









                                      35
   Overall capital expenditures, net of government grants and disposals, for developing and patenting the Company's technologies totaled $789,433 in the first nine months of 2001. For the same period in 2000, total capital expenditures were $626,073. The increase is due primarily to the acquisition of Border Biofuels.

   The Company's total assets increased to $7,304,896 at September 30, 2001 from $4,469,120 at December 31, 2000. The increase is due primarily to the acquisition of Border Biofuels Limited. Liabilities increased to $4,692,310 at the end of the third quarter from $898,374 at December 31, 2000 also due to the acquisition of Border Biofuels.

   The operating loss for the nine month period ending September 30 2001 was $4,325,542 as compared to $3,716,129 for the same period in 2000. The increase in loss is primarily due to (i) an increase in overhead expenses such as occupancy, office expenses, and administrative salaries, resulting from the acquisition of Border Biofuels, and (ii) an increase in professional fees paid to independent consultants assisting in the Company's commercialization effort. The majority of such fees were paid in restricted common stock or warrants to purchase common stock.

   Use of cash in operating activities for the nine month period ending September 30, 2001 increased to $2,345,585 from $1,946,974 in the same period in 2000. The increase in use of cash was primarily due to the increase in operating losses for the nine month period, which was substantially offset by non-cash equity compensation, and changes in working capital consisting of accounts receivables, government grant receivables, deferred revenue, and accounts payables.

   The end-of-period deficit increased from $18,934,784 at December 31, 2000 to $23,260,326 at September 30, 2001. The loss per common share for the third quarter of 2001 decreased to three cents ($0.03) as compared to four cents ($0.04) for the same quarter in 2000.

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

   DynaMotive expects to demonstrate the commercial feasibility of its BioOil fueled system in cooperation with Orenda Turbines, part of Magellan Aerospace of Canada, and Border Biofuels. The flagship project is expected to generate
2.5 Megawatt and be the first BioOil power






                                      36
generation plant of its kind. DynaMotive is currently evaluating sites for the commercial scale energy system.

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

4. Liquidity And Capital Resources

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

   During the first nine months of 2001, the Company generated cash in the amount of $2,100,429 from financing activities, and used cash in operating and in investing activities in the amounts of $2,345,585, and $859,676 respectively. For the same period in 2000, the Company used cash in operating and in investing activities in the amounts of $1,946,974 and $626,073, respectively, while financing activities generated cash of $4,528,095.

   Cash used in operating activities for the first nine months of 2001, which consists of a loss for the period of $4,325,542, was partially offset by amortization, stock based compensation








                                      37
and a translation loss in the amounts of $219,200, $1,643,407 and $181,934, respectively. Non-cash working capital items decreased by $76,723 during the nine month period of 2001. Cash used in operating activities for the same period in 2000 consisted of a loss of $3,716,129, which was partially offset by amortization and non-cash compensation expenses in the amount of $218,937, and $1,616,220 respectively. Non-cash working capital items increased by $90,617 during the same period in 2000.

   Financing activities for the first nine months of 2001 included private placement offerings and common stock option exercises for cash totaling $1,805,673. Financing activities for the first nine months of 2001 also included an increase in bank indebtedness and shareholder loans totaling $113,271, and ($3,175), respectively. Financing activities for same period in 2000 included common share subscriptions received and options exercised for cash totaling $4,436,129, and an increase in bank indebtedness from the first nine months of $91,966.

   Investing activities during the third quarter of 2001 resulted in a net decrease in cash of $859,676 which consisted of $775,243, net of government grants, in purchases of capital assets, $70,243 in acquisition disbursement costs and $14,190 increased in patent costs. During the same period in 2000, the Company acquired capital assets net of government grants, and technology patents in the amounts of $596,793, and $29,280, respectively.

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
























                                      38
DYNAMOTIVE ENERGY SYSTEMS CORPORATION

                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 16th day of July 2002.


                               DYNAMOTIVE ENERGY SYSTEMS CORPORATION


                               /s/ Robert Andrew Kingston
                              -------------------------------------

                              Robert Andrew Kingston,

                              President & Chief Executive Officer





                              /s/ Richard Lin
                              -------------------------------------
                              Richard Lin
                              Chairman

































                                      39